Form 10-Q
period 2000-09-30
CAITHNESS COSO FUNDING CORP; COSO ENERGY DEVELOPERS; COSO FINANCE PARTNERS; COSO POWER DEVELOPERS
filed 2000-11-13
CIK 1088866, 1088869, 1088870, 1088873

                 FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended    September 30, 2000
                                                  ------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from _______________to_______________

Commission File Number:       333-83815
                              ---------

                          Caithness Coso Funding Corp.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                              94-3328762
                   --------                              ----------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

       Coso Finance Partners              California            68-0133679
       Coso Energy Developers             California            94-3071296
       Coso Power Developers              California            94-3102796
     ---------------------------        ---------------       -----------------
     (Exact names of registrants        (State or other       (I.R.S. Employer
      registrants as specified          jurisdiction of      Identification No.)
         in their characters)           incorporation or
                                         organization)

  1114 Avenue of the Americas, 41st Floor, New York, New York      10036-7790
  -----------------------------------------------------------      ----------
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

       300 shares in Caithness Coso Funding Corp. as of November 9, 2000
       -----------------------------------------------------------------

                          CAITHNESS COSO FUNDING CORP.
                                    Form 10-Q
                    For the Quarter Ended September 30, 2000

PART I.  FINANCIAL INFORMATION                                          Page No.

ITEM 1.  Financial Statements

   Caithness Coso Funding Corp.
   Unaudited condensed balance sheet at September 30, 2000 and
     December 31, 1999                                                         4
   Unaudited condensed statement of operations for the three-months ended
     September 30, 2000, the three-months ended September 30, 1999, the nine-months ended September 30, 2000, and the nine-months ended
     September 30, 1999                                                        5
   Unaudited condensed statement of cash flows for the nine-months ended September 30, 2000 and the nine-months ended
     September 30, 1999                                                        6
   Notes to the unaudited condensed financial statements                       7

   Coso Finance Partners
   Unaudited condensed combined balance sheets at September 30, 2000
     and December 31, 1999                                                     8
   Unaudited condensed combined statements of operations for the three-months ended September 30, 2000, the three-months ended
     September 30, 1999, the nine-months ended September 30, 2000, the two-months ended February 28, 1999, the seven-months
     ended September 30, 1999 and the nine-months ended September 30, 1999     9
   Unaudited condensed combined statements of cash flows for the nine-months ended September 30, 2000, the two-months ended February 28, 1999, the seven-months ended September 30, 1999 and the nine-months
     ended September 30, 1999                                                 10
   Notes to the unaudited condensed combined financial statements             11

   Coso Energy Developers
   Unaudited condensed balance sheets at September 30, 2000 and
     December 31, 1999                                                        12
   Unaudited condensed statements of operations for the three-months ended
     September 30, 2000, the three-months ended September 30, 1999, the nine-months ended September 30, 2000, the two-months ended
     February 28, 1999, the seven-months ended September 30, 1999 and the
     nine-months ended September 30, 1999                                     13
   Unaudited condensed statements of cash flows for the nine-months ended September 30, 2000, the two-months ended February 28, 1999, the seven-months ended September 30, 1999 and the nine-months ended
     September 30, 1999                                                       14
   Notes to the unaudited condensed financial statements                      15

   Coso Power Developers
   Unaudited condensed balance sheets at September 30, 2000 and
     December 31, 1999                                                        16
   Unaudited condensed statements of operations for the three-months ended
     September 30, 2000, the three-months ended September 30, 1999, the nine-months ended September 30, 2000, the two-months ended
     February 28, 1999, the seven-months ended September 30, 1999 and the
     nine-months ended September 30, 1999                                     17
    Unaudited condensed statements of cash flows for the nine-months ended
      September 30, 2000, the two-months ended February 28, 1999, the seven-months ended September 30, 1999 and the nine-months ended
      September 30, 1999                                                      18
   Notes to the unaudited condensed financial statements                      19

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               20

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                  30
ITEM 2.    Change in Securities and Use of Proceeds                           30
ITEM 3.    Defaults upon Senior Securities                                    30
ITEM 4.    Submission of Matters to a Vote of Security Holders                30
ITEM 5.    Other Information                                                  30
   Supplemental condensed combined financial information for Coso
     Partnerships.
   Unaudited condensed combined balance sheets at September 30, 2000
     and December 31, 1999                                                    31
   Unaudited condensed combined statements of operations for the three-months ended September 30, 2000, the three-months ended
     September 30, 1999, the nine-months ended September 30, 2000, the two-months ended February 28, 1999, the seven-months ended
     September 30, 1999 and the nine-months ended September 30, 1999          32
   Unaudited condensed combined statements of cash flows for the nine-months ended September 30, 2000, the two-months ended
     February 28, 1999, the seven-months ended September 30, 1999
     and the nine-months ended September 30, 1999                             33
   Notes to the unaudited condensed combined financial statements             34

ITEM 6.    Exhibits and Reports on Form 8-K                                   35

                          CAITHNESS COSO FUNDING CORP.
                        UNAUDITED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                                                September 30,   December 31,
                                                                   2000            1999
                                                                                  (Note)
Assets:
   Accrued interest receivable.......................           $   8,940       $   1,392
   Project loan to Coso Finance Partners.............             141,502         151,550
   Project loan to Coso Energy Developers............             102,718         107,900
   Project loan to Coso Power Developers.............             103,934         153,550
                                                                  -------         -------
                                                                $ 357,094       $ 414,392
                                                                  =======         =======

Liabilities and Stockholder's Equity:
   Accrued interest payable...........................          $   8,940       $   1,392
   Senior secured notes:
          6.80% notes due 2001.......................              45,154         110,000
          9.05% notes due 2009.......................             303,000         303,000
                                                                  -------         -------
                                                                  357,094         414,392
Stockholders' equity.................................                 ---             ---
                                                                  -------         -------
                                                                $ 357,094       $ 414,392
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




     See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in thousands)

                                      Three-Months       Three-Months       Nine-Months          Nine-Months
                                          Ended              Ended              Ended               Ended
                                      September 30,      September 30,      September 30,        September 30,
                                          2000               1999               2000                 1999
          Interest income.......       $  7,671            $ 11,459          $  24,600             $ 11,459
          Interest expense......         (7,671)            (11,459)           (24,600)             (11,459)
                                         ------              ------             ------               ------
                 Net Income.....       $    ---            $    ---          $     ---             $    ---
                                         ======              ======             ======               ======




     See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                              Nine-Months          Nine-Months
                                                                 Ended                Ended
                                                              September 30,        September 30,
                                                                 2000                  1999
      Cash flows from investing activities..........             $  57,298           $ (413,000)
      Cash flows from financing activities..........               (57,298)             413,000
                                                                    ------              -------
      Net change in cash and cash equivalents.......             $     ---           $      ---
                                                                    ======              =======
       Supplemental cash flow disclosure:
           Cash paid for interest...................             $  15,660           $      ---
                                                                    ======              =======




     See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


(1)      Organization and Operations

Caithness Coso Funding Corp. (Funding Corp.) was incorporated on April 22, 1999, in Delaware. Funding Corp. is a special purpose corporation that was formed for the purpose of issuing senior secured notes on behalf of Coso Finance Partners, Coso Energy Developers and Coso Power Developers (the Coso Partnerships), affiliates of Funding Corp. Funding Corp. has loaned all of the proceeds from the offering of 6.80% senior secured notes due 2001 and 9.05% senior secured notes due 2009 (a total of $413 million) to the Coso Partnerships, and the Coso Partnerships have jointly and severally guaranteed, on a senior secured basis, repayment of the senior secured notes.

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

                              COSO FINANCE PARTNERS
                   UNAUDITED CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                September 30,     December 31,
                                                                                   2000              1999
                                                                                                    (Note)
 Assets:
   Cash.......................................................................  $  13,139         $   7,821
   Restricted cash and investments............................................     21,460            25,001
   Accounts receivable........................................................     14,306             5,154
   Prepaid expenses & other assets............................................      1,189                --
   Amounts due from related parties...........................................      4,253             4,508
   Property, plant & equipment, net...........................................    150,528           153,879
   Power purchase agreement, net..............................................     12,527            13,388
   Investment in China Lake Plant Services, Inc...............................      4,266             4,212
   Deferred financing costs, net..............................................      3,360             3,749
                                                                                  -------           -------
                                                                                $ 225,028         $ 217,712
                                                                                  =======           =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...................................  $  15,820         $  16,236
   Amounts due to related parties.............................................      3,693               564
   Project loan...............................................................    141,502           151,550
                                                                                  -------           -------
                                                                                  161,015           168,350
Partners' capital.............................................................     64,013            49,362
                                                                                  -------           -------
                                                                                $ 225,028         $ 217,712
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




 See accompanying notes to the unaudited condensed combined financial statements

                              COSO FINANCE PARTNERS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                      Three-Months   Three-Months   Nine-Months     Two-Months      Seven-Months     Nine-Months
                                         Ended          Ended          Ended           Ended           Ended             Ended
                                      September 30,  September 30,  September 30,   February 28,    September 30,    September 30,
                                          2000           1999           2000           1999            1999              1999
                                      (New Basis)    (New Basis)     (New Basis)    (Old Basis)     (New Basis)
Revenue:
  Energy revenues.....................  $ 14,322       $ 10,047        $ 31,505        $ 8,098        $ 23,615          $ 31,713
  Capacity............................     8,190          8,174          13,011            474          11,643            12,117
  Interest and other income...........       417            427           1,199            824           1,501             2,325
                                          ------         ------          ------         ------          ------            ------
          Total revenue...............    22,929         18,648          45,715          9,396          36,759            46,155
Operating expenses:
   Plant operating expenses...........     2,167          2,963           6,513          3,125           6,877            10,002
   Royalty expense....................     4,484          3,899           7,689            987           6,484             7,471
   Depreciation and amortization......     2,497          2,453           7,085          1,604           5,627             7,231
                                          ------         ------           -----          -----          ------            ------
          Total operating expenses....     9,148          9,315          21,287          5,716          18,988            24,704

          Operating income............    13,781          9,333          24,428          3,680          17,771            21,451

Other expenses:
   Interest expense...................     3,094          3,210           9,387            663           5,215             5,878
   Interest expense-acquisition debt..         -              -               -              -           1,962             1,962
   Costs related to acquisition debt..       131              -             390                          1,984             1,984
                                          ------         ------           -----         ------          ------             -----
     Total other expenses.............     3,225          3,210           9,777            663           9,161             9,824

     Income  before  extraordinary item   10,556          6,123          14,651          3,017           8,610            11,627

Extraordinary item - Loss on
   extinguishment of debt.............         -              -               -              -           2,375             2,375
                                          ------         ------           -----         ------          ------            ------

           Net income.................  $ 10,556       $  6,123        $ 14,651       $  3,017         $ 6,235           $ 9,252
                                          ======         ======          ======         ======          ======            ======



 See accompanying notes to the unaudited condensed combined financial statements

                              COSO FINANCE PARTNERS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                          Nine-Months         Two-Months        Seven-Months      Nine-Months
                                                             Ended               Ended             Ended             Ended
                                                          September 30,       February 28,      September 30,     September 30,
                                                             2000                1999               1999              1999
                                                          (New Basis)        (Old Basis)       (New Basis)
Net cash provided by operating activities.............    $  14,752           $  6,592         $   6,880           $  13,472
Net cash provided by (used in) investing activities...          614               (538)          (21,705)            (22,243)
Net cash provided by (used in) financing activities...      (10,048)            (1,926)           21,288              19,362
                                                             ------             ------            ------              ------
Net change in cash and cash equivalents...............    $   5,318           $  4,128         $   6,463           $  10,591
                                                             ======             ======            ======              ======

Supplemental cash flow disclosure:
      Cash paid for interest..........................    $   6,342           $    ---         $   3,428           $   3,428
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


                             COSO ENERGY DEVELOPERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                                                                September 30,         December 31,
                                                                                   2000                  1999
                                                                                                        (Note)
Assets:
   Cash...................................................................      $    22,875          $    6,423
   Restricted cash and investments........................................            6,564               9,806
   Accounts receivable....................................................           14,067               6,095
   Prepaid expenses and other assets......................................            1,595                 100
   Amounts due from related parties.......................................            1,545                 761
   Property, plant and equipment, net.....................................          156,379             165,650
   Power purchase agreement, net..........................................           19,778              20,549
   Investment in Coso Transmission Line Partners..........................            2,898               2,981
   Investment in China Lake Plant Services, Inc...........................            1,273               1,228
   Deferred financing costs, net..........................................            2,560               2,798
                                                                                    -------             -------
                                                                                $   229,534          $  216,391
                                                                                    =======             =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...............................      $     6,608          $    6,681
   Amounts due to related parties.........................................           25,372              22,460
   Project loan...........................................................          102,718             107,900
                                                                                    -------             -------
                                                                                    134,698             137,041
Partners' capital.........................................................           94,836              79,350
                                                                                    -------             -------
                                                                                $   229,534          $  216,391
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





     See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in thousands)

                                        Three-Months    Three-Months    Nine-Months    Two-Months    Seven-Months   Nine-Months
                                           Ended           Ended           Ended         Ended           Ended         Ended
                                        September 30,   September 30,   September 30,  February 28,  September 30,  September 30,
                                            2000            1999            2000          1999           1999            1999
                                        (New Basis)      (New Basis)     (New Basis)   (Old Basis)    (New Basis)
Revenue:
   Energy revenues...................     $ 11,828         $  6,378        $ 25,559      $ 16,716       $ 13,171       $ 29,887
   Capacity..........................        8,017            8,002          12,728           817         11,896         12,713
   Interest and other income.........          466              294           6,147            78            666            744
                                            ------           ------          ------        ------        -------         ------
          Total revenue..............       20,311           14,674          44,434        17,611         25,733         43,344

Operating expenses:
   Plant operating expenses..........        2,605            3,867           8,022         4,039          9,383         13,422
   Royalty expense...................        1,813              911           2,391         1,592          1,590          3,182
   Depreciation and amortization.....        4,013            3,766          11,427         2,550          8,853         11,403
                                            ------           ------          ------        ------         ------         ------
          Total operating expenses...        8,431            8,544          21,840         8,181         19,826         28,007

          Operating income...........       11,880            6,130          22,594         9,430          5,907         15,337

Other expenses:
    Interest expense.................        2,287            2,313           6,870           616          4,266          4,882
    Interest expense-acquisition debt            -                -               -             -          1,415          1,415
    Costs related to acquisition debt           79                -             238             -          1,496          1,496
                                            ------           ------          ------        ------         ------         ------
         Total other expenses........        2,366            2,313           7,108           616          7,177          7,793

Income  before  extraordinary item...        9,514            3,817          15,486         8,814         (1,270)         7,544

Extraordinary item - Loss on
   extinguishment of debt............            -                -               -             -          1,822          1,822
                                            ------           ------          ------        ------         ------         ------

   Net income (loss).................     $  9,514         $  3,817        $ 15,486      $  8,814       $ (3,092)      $  5,722
                                            ======           ======          ======        ======         ======         ======




     See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                              Nine-Months        Two-Months         Seven-Months      Nine-Months
                                                                 Ended             Ended               Ended             Ended
                                                              September 30,      February 28,       September 30,     September 30,
                                                                 2000               1999                1999              1999
                                                              (New Basis)        (Old Basis)        (New Basis)
Net cash provided by operating activities..................     $ 19,739           $ 10,367           $ 17,129           $ 27,496
Net cash provided by (used in) investing activities........        1,895                120            (20,568)           (20,448)
Net cash provided by (used in) financing activities........       (5,182)               425              3,692              4,117
                                                                  ------             ------             ------             ------
Net change in cash and cash equivalents....................     $ 16,452           $ 10,912           $    253           $ 11,165
                                                                  ======             ======             ======             ======
Supplemental cash flow disclosure:
       Cash paid for interest..............................     $  4,612           $    ---           $  2,777           $  2,777
                                                                  ======             ======             ======             ======




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

(4)  Debt Financing

On May 28, 1999 Caithness Coso Funding Corp. loaned approximately $107.9 million to CED from a portion of the proceeds from the offering of senior secured notes. The loan consists of one note of $11.6 million with an interest rate of 6.80% and another of $96.3 million with an interest rate of 9.05% with maturity dates of December 15, 2001 and December 15, 2009, respectively. All prior project loans of approximately $93.2 million were repaid from the proceeds of the financing and an extraordinary loss from the early extinguishment of this debt was incurred for approximately $1.8 million. The extraordinary loss was due to a premium and other costs incurred to pay the prior project loans before maturity.

                              COSO POWER DEVELOPERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                    September 30,         December 31,
                                                                                        2000                 1999
                                                                                                            (Note)
Assets:
   Cash.....................................................................         $  20,170           $   6,020
   Restricted cash and investments..........................................            15,481              54,338
   Accounts receivable......................................................            14,265              20,540
   Prepaid expenses and other assets........................................             1,251                 ---
   Amounts due from related parties.........................................             9,156               7,058
   Property, plant and equipment, net.......................................           139,479             147,522
   Power purchase agreement, net............................................            26,313              28,409
   Investment in Coso Transmission Line Partners............................             3,561               3,660
   Investment in China Lake Plant Services, Inc.............................             2,190               2,098
   Deferred financing costs, net............................................             3,047               3,624
                                                                                       -------             -------
                                                                                    $  234,913           $ 273,269
                                                                                       =======             =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities.................................        $   13,300           $  12,163
   Amounts due to related parties...........................................             3,729               3,225
   Project loan.............................................................           103,934             153,550
                                                                                       -------             -------
                                                                                       120,963             168,938
Partners' capital...........................................................           113,950             104,331
                                                                                       -------             -------
                                                                                    $  234,913           $ 273,269
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




     See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                         Three-Months   Three-Months    Nine-Months    Two-Months     Seven-Months    Nine-Months
                                            Ended          Ended           Ended          Ended          Ended           Ended
                                         September 30,  September 30,   September 30,  February 28,   September 30,   September 30,
                                            2000           1999            2000           1999           1999            1999
                                         (New Basis)    (New Basis)     (New Basis)    (Old Basis)     (New Basis)
Revenue:
   Energy revenues......................   $ 11,600       $ 26,183        $ 27,589       $ 16,687        $ 57,455       $  74,142
   Capacity.............................      8,047          8,047          12,785            822          11,963          12,785
   Interest and other income............        560            533           1,962            150           1,266           1,416
                                             ------         ------          ------         ------          ------          ------
        Total revenue...................     20,207         34,763          42,336         17,659          70,684          88,343
Operating expenses:
   Plant operating expenses.............      2,230          2,494           6,876          3,195           6,904          10,099
   Royalty expense......................      3,267          3,238           7,028          1,806           7,174           8,980
   Depreciation and amortization........      3,883          3,665          11,289          2,339           8,419          10,758
                                             ------         ------          ------         ------          ------          ------
        Total operating expenses........      9,380          9,397          25,193          7,340          22,497          29,837
        Operating income................     10,827         25,366          17,143         10,319          48,187          58,506
Other expenses:
    Interest expense....................      2,286          3,195           6,947            953           5,607           6,560
    Interest expense-acquisition debt...          -              -               -              -           2,010           2,010
    Costs related to acquisition debt...        192              -             577              -           2,024           2,024
                                             ------         ------          ------         ------          ------          ------
        Total other expenses............      2,478          3,195           7,524            953           9,641          10,594

        Income before extraordinary item      8,349         22,171           9,619          9,366          38,546          47,912

Extraordinary item - Loss on
   extinguishment of debt...............          -              -               -              -           2,147           2,147
                                             ------         ------          ------         ------          ------          ------

         Net income.....................   $  8,349       $ 22,171        $  9,619        $ 9,366       $  36,399       $  45,765
                                             ======         ======          ======         ======          ======          ======





     See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                            Nine-Months       Two-Months      Seven-Months      Nine-Months
                                                               Ended            Ended            Ended             Ended
                                                            September 30,     February 28,    September 30,     September 30,
                                                                2000             1999             1999              1999
                                                            (New Basis)       (Old Basis)     (New Basis)

Net cash provided by operating activities.................   $  26,052         $  12,016       $  42,418         $  54,434
Net cash provided by (used in) investing activities.......      37,714            (1,126)        (19,724)          (20,850)
Net cash provided by (used in) financing activities.......     (49,616)            1,766           1,910             3,676
                                                                ------            ------          ------            ------
Net change in cash and cash equivalents...................   $  14,150         $  12,656       $  24,604         $  37,260
                                                                ======            ======          ======            ======
Supplemental cash flow disclosure:
      Cash paid for interest..............................   $   4,706         $     ---       $   4,191         $   4,191
                                                                ======            ======          ======            ======




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

In order to complete the purchase of CalEnergy's interest in CPD, Caithness Acquisition arranged for short-term debt financing of approximately $78.7 million. This short-term debt was repaid on May 28, 1999 from a portion of the proceeds from the offering of senior secured notes (see note 4).

(4)  Debt Financing

On May 28, 1999 Caithness Coso Funding Corp. loaned approximately $153.5 million to CPD from a portion of the proceeds from the offering of senior secured notes. The loan consists of one note of $69.4 million with an interest rate of 6.80% and another note of $84.1 million with an interest rate of 9.05% with maturity dates of December 15, 2001 and December 15, 2009, respectively. All prior project loans of approximately $140.0 million were repaid from the proceeds of the financing and an extraordinary loss from the early extinguishment of this debt was incurred for approximately $2.1 million. The extraordinary loss was due to a premium and other costs incurred to pay the prior project loans before maturity.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Except for historical financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. ("Funding Corp."), Coso Finance Partners (the "Navy I Partnership"), Coso Energy Developers the ("BLM Partnership"), and Coso Power Developers the ("Navy II Partnership"), and together with the Navy I Partnership and the (BLM Partnership "Coso" or the "Coso Partnerships") and their respective management. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) risks related to the operation of power plants, (iii) the impact of avoided cost pricing particularly in the California energy market, (iv) general operating risks, (v) the dependence on third parties, (vi) changes in government regulation, (vii) the effects of competition, (viii) the dependence on senior management, (ix) fluctuations in quarterly results and (x) seasonality.

General

         The Coso projects consist of three 80MW geothermal power plants, which are referred to as Navy I, BLM and Navy II, and their transmission lines, wells, gathering system and other related facilities. The Coso projects are located near one another at the United States Naval Air Weapons Center at China Lake, California. The Navy I Partnership owns Navy I and its related facilities. The BLM Partnership owns BLM and its related facilities. The Navy II Partnership owns Navy II and its related facilities. Affiliates of Caithness Corporation and MidAmerican Energy Holdings Company, formerly known as CalEnergy Company, Inc. ("CalEnergy"), formed the Coso Partnerships in the 1980s to develop, construct, own and operate the Coso projects. On February 25, 1999, Caithness Acquisition Company, LLC, purchased all of CalEnergy's interests in the Coso projects for $205.0 million in cash, $5.0 million in contingent payments, and the assumption of CalEnergy's and its affiliates' share of debt outstanding at the Coso projects which then totaled approximately $67.0 million.

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

   * Capacity bonus payments if the Coso Partnership is able to produce electricity above a specified higher level. The maximum annual capacity bonus payment available is also fixed throughout the life of each power purchase agreement; and

   * Energy payments, which are based on the amount of electricity the Coso Partnership's plant actually produces.

         Energy payments are fixed for the first ten years of firm operation under each power purchase agreement. Firm operation was achieved for each Coso Partnership when Edison and that Coso Partnership agreed that each generating unit at such Coso Partnership's plant was a reliable source of generation and could reasonably be expected to operate continuously at its effective rating. After the first ten years of firm operation and until a Coso Partnership's power purchase agreement expires, Edison makes energy payments to the Coso Partnership based on Edison's "avoided cost of energy". Edison's avoided cost of energy is Edison's cost to generate electricity if Edison were to produce the energy itself or buy it from another power producer rather than buy it from the relevant Coso Partnership. The power purchase agreement for the Navy I Partnership will expire in August 2011, the power purchase agreement for the BLM Partnership will expire in March 2019, and the power purchase agreement for the Navy II Partnership will expire in January 2010. The fixed energy price period in the power purchase agreement expired in August 1997 for the Navy I Partnership, in March 1999 for the BLM Partnership and in January 2000 for the Navy II Partnership.

         For the three-months ended September 30, 2000, Edison's average avoided cost of energy paid to the Coso Partnerships was 6.2 cents per kWh, which is substantially below the fixed energy prices earned by the partnerships prior to the expiration of the fixed energy price periods of their respective power purchase agreements. It is not possible to predict the likely level of future avoided cost of energy prices.

         The Coso Partnerships have implemented a steam-sharing program, which they established under a Coso Geothermal Exchange Agreement they entered into in 1994. The purpose of the steam sharing program is to enhance the management of the Coso geothermal resource and to optimize the resource's overall benefits to the Coso Partnerships by transferring steam among the Coso projects. Under the steam-sharing program, the partnership receiving the steam transfer splits revenue earned from electricity generated with the transferred steam with the partnership that transferred the steam.

         The Coso Partnerships are required to make royalty payments to the Navy and the Bureau of Land Management. The Navy I Partnership pays a royalty for Unit I through reimbursement of electricity supplied to the Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the Navy Contract. For Units 2 and 3, the Navy I Partnership's royalty expense paid to the Navy is a fixed percentage of electricity sales at 15% of revenue received by the Navy I Partnership through 2003 and will increase to 20% from 2004 through 2009. The BLM Partnership pays a 10% royalty to the Bureau of Land Management based on the value of steam produced. The Navy II Partnership pays a royalty to the Navy based on a fixed percentage of electricity sales to Edison. The royalty rate was 10% of electricity sales through 1999, and increased to 18% for 2000 through 2004 and will increase to 20% from 2005 through the end of the contract term. The Coso Partnerships also pay other royalties at various rates.

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

         The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso Partnership on a stand-alone basis:

                                                   Three-Months Ended                  Nine-Months Ended
                                                     September 30,                       September 30,
                                                 2000             1999              2000               1999
                                                 ----             ----              ----               ----
   Navy I Partnership (stand alone)
     Operating capacity factor                  113.0%           112.4%            111.9%              92.6%
     Capacity (MW) (average)                     90.39            89.94             89.49              74.10
     kWh produced (000s)                        199,573          198,375           588,479            485,503

   BLM Partnership (stand alone)
     Operating capacity factor                  111.7%           101.0%            108.8%             106.1%
     Capacity (MW) (average)                     89.39            80.83             87.02              84.90
     kWh produced (000s)                        197,369          178,469           572,251            556,265


   Navy II Partnership (stand alone)
     Operating capacity factor                  112.3%           114.9%            110.8%             111.3%
     Capacity (MW) (average)                     89.86            91.94             88.66              89.00
     kWh produced (000s)                        198,402          203,001           583,061            583,128


         The Navy I Partnership's energy production was 199.6 million kWh and
588.5 million kWh for the three and nine-months ended September 30, 2000, respectively, as compared to 198.4 million kWh and 485.5 million kWh for the same periods in 1999, increases of 0.6% and 21.2%, respectively. The increase for the nine-months ended September 30, 2000, was attributable to the outage of one turbine generator unit during a portion of the comparable period in 1999. The BLM Partnership's energy production was 197.4 million kWh and 572.3 kWh for the three and nine-months ended September 30, 2000, respectively, as compared to
178.5 million kWh and 556.3 kWh for the same periods in 1999, increases of 10.6% and 2.9%, respectively. The increase for the three-months ended September 30, 2000, was attributable to a new well placed in production on the BLM lease, and the resumption of steam transfers which had been suspended during the same period in 1999 due to the Navy II Partnership's ability to receive higher fixed energy prices under its power purchase agreement. The changes in energy production for the Navy II Partnership were insignificant over the two periods.

Results of Operations for the three and nine-months ended September 30, 2000 and 1999

        The following is a discussion of the results of operations of the Coso Partnerships for the three and nine-months ending September 30, 2000 and 1999 (dollar amounts in tables are in thousands, except per kWh data):

Revenue

                                  Three-Months           Three-Months            Nine-Months            Nine-Months
                                      Ended                  Ended                  Ended                  Ended
                               September 30, 2000     September 30, 1999     September 30, 2000     September 30, 1999

                                   $     Cents/kWh       $     Cents/kWh        $     Cents/kWh         $    Cents/kWh
                                   -     ---------       -     ---------        -     ---------         -    ---------
Total Operating Revenues
  Navy I Partnership            22,512      11.3      18,221      9.2        44,516      7.6         43,830       9.0
  BLM Partnership               19,845      10.1      14,380      8.1        38,287      6.7         42,600       7.7
  Navy II Partnership           19,647       9.9      34,230     16.9        40,374      6.9         86,927      14.9

Capacity & Capacity Bonus
Revenues
  Navy I Partnership             8,190       4.1       8,174      4.1        13,011      2.2         12,117       2.5
  BLM Partnership                8,017       4.1       8,002      4.5        12,728      2.2         12,713       2.3
  Navy II Partnership            8,047       4.1       8,047      4.0        12,785      2.2         12,785       2.2

Energy Revenues
  Navy I Partnership            14,322       7.2      10,047      5.1        31,505      5.4         31,713       6.5
  BLM Partnership               11,828       6.0       6,378      3.6        25,559      4.5         29,887       5.4
  Navy II Partnership           11,600       5.8      26,183     12.9        27,589      4.7         74,142      12.7

         Total operating revenues for the Navy I Partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $22.5 million and $44.5 million for the three and nine-months ended September 30, 2000, respectively, as compared to $18.2 million and $43.8 million for the comparable periods in 1999, increases of 23.6% and 1.6%, respectively. The Navy I Partnership capacity and capacity bonus revenues were $8.2 million and $13.0 million for the three and nine-months ended September 30, 2000, respectively, as compared to $8.2 million and $12.1 million for the comparable periods in 1999, an increase of 7.4%, for the nine-months ended September 30, 2000. The Navy I Partnership's energy revenues were $14.3 million and $31.5 million for the three and nine-months ended September 30, 2000, respectively, as compared to $10.0 million and $31.7 million for the comparable periods in 1999, an increase of 43.0% and a decrease of 0.6%, respectively. The increases in operating and energy revenues for the three-month period ended September 30, 2000, as compared to the same period in 1999, were due to the increase in average avoided cost of energy from 3.4 cents per kWh to 6.2 cents per kWh. Capacity and capacity bonus revenues for the nine-months ended September 30, 2000, increased due to the outage of one of the Navy I units during most of the comparable period in 1999. This outage resulted in reduced bonus revenues in 1999.

         Total operating revenues for the BLM Partnership were $19.8 million and $38.3 million for the three and nine-months ended September 30, 2000, respectively, as compared to $14.4 million and $42.6 million for the comparable periods in 1999, an increase of 37.5% and a decrease of 10.1%, respectively.
The BLM Partnership's energy revenues were $11.8 million and $25.6 million for the three and nine-months ended September 30, 2000, respectively, as compared to $6.4 million and $29.9 million for the comparable periods in 1999, an increase of 84.4% and a decrease of 14.4%, respectively. The increases in both operating revenues and energy revenues for the three-month period ended September 30, 2000, as compared to the same period in 1999, were due to the increase in avoided cost of energy from 3.4 cents per kWh to 6.2 cents per kWh. The significant decreases in both operating revenues and energy revenues for the nine-month period ended September 30, 2000, as compared to the same period in 1999, were due to the expiration of the fixed energy price periodunder the BLM Partnership's power purchase agreement in March 1999, and the receipt of energy payments based on Edison's avoided cost of energy since that time. Until March 1999, the BLM Partnership received approximately 14.6 cents per kWh for energy delivered. Under the avoided cost of energy formula for the current year, the BLM Partnership has been receiving an average of approximately 4.6 cents per kWh for energy delivered. The decrease in revenues due to the reduction in energy price has been partially offset by a reduction in steam transfer payments to the Navy I Partnership of $3.8 million compared to the sameperiod in 1999. The steam transfer payments were reduced in conjunction with the BLM Partnership's expiration of the fixed energy price period in March 1999.

         Total operating revenues for the Navy II Partnership were $19.6 million and $40.4 million for the three and nine-months ended September 30, 2000, respectively, as compared to $34.2 million and $86.9 million for the comparable periods in 1999, decreases of 42.7% and 53.5%, respectively. The Navy II Partnership's energy revenues were $11.6 million and $27.6 million for the three and nine-months ended September 30, 2000, respectively, as compared to $26.2 million and $74.1 million for the same periods in 1999, decreases of 55.7% and 62.7%, respectively. These decreases in operating revenue and energy revenues for both the three and nine-months ended September 30, 2000, as compared to the same period in 1999, were due to the expiration in January 2000 of the fixed energy price period under the Navy II Partnership's power purchase agreement and the receipt of energy payments based on Edison's avoided cost of energy since that time. Until January 11, 2000, the Navy II Partnership received approximately 14.6 cents per kWh for energy delivered. Under the avoided cost of energy formula for the current year, the Navy II Partnership has been receiving an average of approximately 4.6 cents per kWh for energy delivered. Similar decreases are expected in the upcoming quarter as the Navy II Partnership experiences the full effect of the expiration of the fixed energy price period. The decrease in revenues due to the reduction in energy price has been partially offset by a reduction in steam transfer payments to the Navy I Partnership of $8.4 million compared to the same period in 1999. The steam transfer payments were reduced in conjunction with the Navy II Partnership's expiration of the fixed energy price period in January 2000.

Interest and Other Income

                                 Three-Months          Three-Months           Nine-Months              Nine-Months
                                    Ended                 Ended                  Ended                    Ended
                              September 30, 2000    September 30, 1999     September 30, 2000       September 30, 1999

                                $     Cents/kWh        $    Cents/kWh        $     Cents/kWh          $     Cents/kWh
                                -     ---------        -    ---------        -     ---------          -     ---------
  Navy I Partnership           417      .2            427      .2          1,199       .2           2,325      .5
  BLM Partnership              466      .2            294      .2          6,147      1.1             744      .1
  Navy II Partnership          560      .3            533      .3          1,962       .3           1,416      .2

         The Navy I Partnership's interest and other income was $417,000 and $1.2 million for the three and nine-months ended September 30, 2000, respectively as compared to $427,000 and $2.3 million for the comparable periods in 1999, decreases of 2.3% and 47.8%, respectively. The decrease for the nine-months ended September 30, 2000, as compared to the same period in 1999, was due to a $1.6 million insurance recovery recorded during the first quarter of 1999 in connection with the shut-down of one of the Navy I Partnership's turbine generator units. The Navy I Partnership has recovered $500,000 with respect to the claim and has reserved the remaining $1.1 million pending resolution of the insurance claim. The BLM Partnership's interest and other income was $466,000 and $6.1 million for the three and nine-months ended September 30, 2000, respectively, as compared to $294,000 and $744,000 for the comparable periods in 1999, increases of $172,000 and $5.4 million, respectively. The increase for the three-months ended September 30, 2000, is attributable to a higher average interest rate on larger average cash balances, due to the increase in revenues, as compared to the same period in 1999. The increase for the nine-months ended September 30, 2000, as compared to the same period in 1999, was primarily due to a legal settlement of $5 million with Dow Chemical Company paid to the BLM Partnership in January 2000. The Navy II Partnership's interest and other income was $560,000 and $2.0 million for the three and nine-months period ending September 30, 2000, respectively, as compared to $533,000 and $1.4 million for the comparable periods in 1999, increases of 5.1% and 42.9%, respectively. The increases for both the three and nine-month periods ended September 30, 2000, as compared to the same periods in 1999, resulted from a higher average interest rate on larger average cash balances during those periods.

Plant Operations

                                Three-Months           Three-Months             Nine-Months            Nine-Months
                                   Ended                   Ended                   Ended                  Ended
                            September 30, 2000      September 30, 1999      September 30, 2000     September 30, 1999

                               $    Cents/kWh        $    Cents/kWh           $    Cents/kWh         $    Cents/kWh
                               -    ---------        -    ---------           -    ---------         -    ---------
  Navy I Partnership         2,167      1.1        2,963      1.5           6,513      1.1         10,002      2.1
  BLM Partnership            2,605      1.3        3,867      2.2           8,022      1.4         13,422      2.4
  Navy II Partnership        2,230      1.1        2,494      1.2           6,876      1.2         10,099      1.7

         The Navy I Partnership's operating expenses, including operating and general and administrative expenses, were $2.2 million and $6.5 million for the three and nine-months ended September 30, 2000, respectively, as compared to $3.0 million and $10.0 million for the comparable periods in 1999, decreases of 26.7% and 35.0%, respectively. The BLM Partnership's operating expenses, including operating and general and administrative expenses, were $2.6 million and $8.0 million for the three and nine-months ended September 30, 2000, respectively, as compared to $3.9 million and $13.4 million for the comparable periods in 1999, decreases of 33.3% and 40.3%, respectively. The Navy II Partnership's operating expenses, including operating and general and administrative expenses, were $2.2 million and $6.9 million for the three and nine-months ended September 30, 2000, respectively, as compared to $2.5 million and $10.1 million for the same periods in 1999, decreases of 12% and 31.7%, respectively. The decreases for each of the Coso Partnerships for the three and nine-months ended September 30, 2000, as compared to the same periods in 1999, were primarily due to reductions in legal expenses as a result of a settlement agreement with Edison that is subject to California Public Utility Commission approval, and reductions in operator and management committee fees due to the replacement of the Coso project's prior operator and managing partner.
Operating costs (with the exception of property taxes) were also reduced, as compared to the same periods in 1999 through the implementation of management's ongoing plan to reduce head count and other operating costs. The Coso Partnerships experienced a significant increase in property taxes in 1999 as a result of the purchase of CalEnergy's interests in the projects. This increase led to a dispute with the county of Inyo over the assessed value, causing each partnership to file an appeal, which is pending.

Royalty Expenses

                                 Three-Months           Three-Months           Nine-Months            Nine-Months
                                     Ended                 Ended                  Ended                  Ended
                               September 30, 2000    September 30, 1999     September 30, 2000     September 30, 1999

                                  $    Cents/kWh         $     Cents/kWh       $     Cents/kWh     $        Cents/kWh
                                  -    ---------         -     ---------       -     ---------     -        ---------
  Navy I Partnership            4,484      2.2         3,899       2.0       7,689     1.3        7,471       1.5
  BLM Partnership               1,813       .9           911        .5       2,391      .4        3,182        .6
  Navy II Partnership           3,267      1.6         3,238       1.6       7,028     1.2        8,980       1.5

         The Navy I Partnership's royalty expenses were $4.5 million and $7.7 million for the three and nine-months ended September 30, 2000, respectively, as compared to $3.9 million and $7.5 million for the comparable periods in 1999, increases of 15.4% and 2.7%, respectively. The increase for the three-month ended September 30, 2000 was due to the increase in energy revenues, as compared to the same period in 1999. The BLM Partnership's royalty expenses were $1.8 million and $2.4 million for the three and nine-months ended September 30, 2000, respectively, as compared to $911,000 and $3.2 million for the comparable periods in 1999, an increase of 97.6% and a decrease of 25.0%, respectively.
The increase in royalty expenses for the three-month period ended September 30, 2000 as compared to the same period in 1999, was due to increased revenues over the same period in 1999. The decrease for the nine-months ended September 30, 2000, as compared to the same period in 1999, was due to a reduction in the BLM Partnership's revenue caused by the expiration of the fixed energy price period under the BLM Partnership's power purchase agreement in March 1999 and the receipt of energy payments under Edison's avoided cost of energy since that time. The Navy II Partnership's royalty expenses were $3.3 million and $7.0 million for the three and nine-months ended September 30, 2000, respectively, as compared to $3.2 million and $9.0 million for the same periods in 1999, an increase of 3.1% and a decrease of 22.2%, respectively. The decrease in royalty expenses for the nine-month period ended September 30, 2000, was due to a reduction in the steam transfer payments effectively decreasing the royalties which were partially offset by an increase in the royalty rate during that period.

Depreciation and Amortization

                                 Three-Months           Three-Months           Nine-Months            Nine-Months
                                     Ended                 Ended                 Ended                   Ended
                               September 30, 2000     September 30, 1999    September 30, 2000     September 30, 1999

                                  $     Cents/kWh        $     Cents/kWh       $      Cents/kWh       $       Cents/kWh
                                  -     ---------        -     ---------       -      ---------       -       ---------
  Navy I Partnership            2,497      1.3         2,453      1.2        7,085      1.2         7,231       1.5
  BLM Partnership               4,013      2.0         3,766      2.1       11,427      2.0        11,403       2.0
  Navy II Partnership           3,883      2.0         3,665      1.8       11,289      1.9        10,758       1.8

         The BLM Partnership's depreciation and amortization expense was $4.0 million and $11.4 million for the three and nine-months ended September 30, 2000, respectively, as compared to $3.8 million and $11.4 million for the comparable periods in 1999, an increase of 5.3%, for the three-months ended September 30, 2000. The Navy II Partnership's depreciation and amortization expense was $3.9 million and $11.3 million for the three and nine-months ended September 30, 2000, respectively, as compared to $3.7 million and $10.8 million for the same periods in 1999, increases of 5.4%, and 4.6%, respectively. The increases for the BLM and Navy II Partnerships for the three-months ended September 30, 2000, were primarily due to increases in capital improvements during that period.

Interest Expense

                                  Three-Months        Three-Months         Nine-Months             Nine-Months
                                      Ended               Ended               Ended                   Ended
                               September 30, 2000   September 30, 1999   September 30, 2000     September 30, 1999

                                $     Cents/kWh      $     Cents/kWh       $     Cents/kWh       $     Cents/kWh
                                -     ---------      -     ---------       -     ---------       -     ---------
  Navy I Partnership          3,094      1.6        3,210      1.6       9,387      1.6         5,878      1.2
  BLM Partnership             2,287      1.2        2,313      1.3       6,870      1.2         4,882       .9
  Navy II Partnership         2,286      1.2        3,195      1.6       6,947      1.2         6,560      1.1

         The Navy I Partnership's interest expense was $3.1 million and $9.4 million for the three and nine-months ended September 30, 2000, respectively, as compared to $3.2 million and $5.9 million for the comparable periods in 1999, a decrease of 3.1% and an increase of 59.3%, respectively. The BLM Partnership's interest expense was $2.3 million and $6.9 million for the three and nine-months ended September 30, 2000, respectively, as compared to $2.3 million and $4.9 million for the comparable periods in 1999, an increase of 40.8%, for the nine-months ended September 30, 2000. The increases for the Navy I and BLM Partnerships for the nine-month period ended September 30, 2000 were due to the allocation of outstanding debt balances resulting from the $413 million senior secured financing which closed on May 28, 1999. The Navy II Partnership's interest expense was $2.3 million and $6.9 million for the three and nine-months ended September 30, 2000, respectively, as compared to $3.2 million and $6.6 million for the comparable periods in 1999, a decrease of 28.1% and an increase of 4.5%, respectively. The decrease for the three-months ended
September 30, 2000 was due to the reduction in the project loan from Funding
Corp.

Interest Expense - Acquisition Debt

         The Navy I, BLM and Navy II Partnerships incurred interest expense - acquisition debt of $2.0 million, $1.4 million, and $2.0 million, respectively, for the nine-months ended September 30, 1999. This interest expense related to acquisition debt in the amount of $211.5 million incurred on February 25, 1999 to acquire CalEnergy's interest in the Coso Partnerships. This acquisition debt was repaid with the proceeds of the $413.0 million senior secured notes issued on May 28, 1999.

Costs Related to Acquisition Debt

         The Navy I, BLM and Navy II Partnerships incurred other expenses of $2.0 million, $1.5 million and $2.0 million, respectively, for the nine-months ended September 30, 1999. These other expenses, which consist primarily of lending, legal and other fees, related to the acquisition debt in the amount of $211.5 million incurred on February 25, 1999 to acquire CalEnergy's interest in the Coso Partnerships. This acquisition debt was repaid with the proceeds of the $413.0 million senior secured notes issued on May 28, 1999.

Loss on early extinguishment of debt

         The Navy I, BLM and Navy II Partnerships recorded a loss on the early extinguishment of their previous debt in the amounts of $2.4 million, $1.8 million and $2.1 million, respectively, for the nine-months ended September 30, 1999. This loss was due to premium and other costs incurred to repay the existing project debt of the Coso Partnerships before its scheduled maturity date. These costs included tender premiums paid to the holders of the previous debt and the write off of the remaining balance of deferred financing costs related to the issuance of the previous debt. The previous debt was repaid with the proceeds of the $413.0 million senior secured notes issued on May 28, 1999.

Liquidity and Capital Resources

         Each of the Coso Partnerships derive substantially all of their cash flows from Edison under their power purchase agreements and from interest income earned on funds on deposit. The Coso Partnerships have used their cash primarily for capital expenditures for power plant improvements, resource and development costs, distributions to partners and payments with respect to the project debt.

         The following table sets forth a summary of each Coso Partnership's cash flows for the nine-months ended September 30, 2000 and September 30, 1999.

                                                                      Nine-Months            Nine-Months
                                                                         Ended                  Ended
                                                                   September 30, 2000     September 30, 1999
Navy I Partnership (stand alone)
  Net cash provided by operating activities                          $  14,752              $  13,472
  Net cash provided by (used in) investing activities                      614                (22,243)
  Net cash provided by (used in) financing activities                  (10,048)                19,362
                                                                        ------                 ------
      Net change in cash and cash equivalents                        $   5,318              $  10,591
                                                                        ======                 ======

BLM Partnership (stand alone)
  Net cash provided by operating activities                          $  19,739              $  27,496
  Net cash provided by (used in) investing activities                    1,895               (20,448)
  Net cash provided by (used in) financing activities                   (5,182)                 4,117
                                                                        ------                 ------
      Net change in cash and cash equivalents                        $  16,452              $  11,165
                                                                        ======                 ======

Navy II Partnership (stand alone)
  Net cash provided by operating activities                          $  26,052              $  54,434
  Net cash provided by (used in) investing activities                   37,714                (20,850)
  Net cash provided by (used in) financing activities                  (49,616)                 3,676
                                                                        ------                 ------
      Net change in cash and cash equivalents                        $  14,150              $  37,260
                                                                        ======                 ======

         The Navy I Partnership's cash flows from operating activities increased by $1.3 million for the nine-months ended September 30, 2000, as compared to September 30, 1999, primarily due to an increase in net income and financing costs associated with the short term debt obtained to complete the purchase of CalEnergy's interest in the Navy I Partnership during the nine-month period ended September 30, 1999, partially offset by an increase in trade payables.

         Cash used in investing activities at the Navy I Partnership decreased by $22.9 million for the nine-months ended September 30, 2000, as compared to September 30, 1999, primarily due to the use of restricted cash for repayment of the project loan during 1999.

         The Navy I Partnership's cash flows from financing activities decreased by $29.4 million for the nine-months ended September 30, 2000, as compared to September 30 1999, primarily due to repayment of the project loan during the nine-month period ended September 30, 2000, offset by an increase in the project loan from Funding Corp., and decreased by distributions made to partners during the nine-month period ended September 30, 1999.

         The BLM Partnership's cash flows from operating activities decreased by $7.8 million for the nine-months ended September 30, 2000, as compared to September 30, 1999, primarily due to the increase in trade receivables offset by increased net income resulting from the increase in average avoided cost of energy from 3.4 cents per kWh to 6.2 cents per kWh during the ninth-month period ended September 30, 2000.

         Cash used in investing activities at the BLM Partnership decreased by $22.3 million for the nine-months ended September 30, 2000, as compared to September 30, 1999, primarily due to the use of restricted cash for repayment of the project loan during 1999 and the reduction of capital expenditures during the nine-months ended September 30, 2000.

         The BLM Partnership's cash flows from financing activities decreased by $9.3 million for the nine-months ended September 30, 2000, as compared to September 30, 1999, primarily due to repayment of the project loan during the nine-month period ended September 30, 2000, offset by an increase in the project loan from Funding Corp., and decreased by distributions made to partners during the nine-month period ended September 30, 1999.

         The Navy II Partnership's cash flows from operating activities decreased by $28.4 million for the nine-months ended September 30, 2000, as compared to September 30, 1999, primarily due to the reduction of net income caused by the expiration, in early January 2000, of the fixed energy price period under the Navy II Partnership's power purchase agreement and the receipt of energy payments based on Edison's avoided cost of energy since that time. The reduction was partially offset by an increase in trade receivables for the nine-months ended September 30, 2000.

         Cash used in investing activities at the Navy II Partnership's decreased by $58.6 million for the nine-months ended September 30, 2000, as compared to September 30, 1999, primarily due to the use of restricted cash for repayment of the project loan during 1999.

        The Navy II Partnership's cash flows from financing activities decreased by $53.3 million for the nine-months ended September 30, 2000, as compared to September 30, 1999, primarily due to repayment of the project loan during the nine-month period ended September 30, 2000, offset by an increase in the project loan from Funding Corp., and decreased by distributions made to partners during the nine-month period ended September 30, 1999.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Coso Partnerships are currently assessing the effect, if any, on their financial statements of implementing FAS 133. The Coso Partnerships will be required to adopt FAS 133 beginning in 2001.

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

         None.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other information

         Supplemental Condensed Combined Financial Information for Coso Partnerships

         The following information presents unaudited condensed combined financial statements of the Coso Partnerships. These financial statements represent a compilation of the financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers and Coso Power Developers for the periods indicated. This supplemental financial information is not required by GAAP and has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships as a whole, which jointly and severally guarantee the repayment of Funding Corp.'s senior notes. The unaudited condensed combined financial statements should be read in conjunction with each individual partnerships financial statements and their accompanying notes.

The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indictive of results to be expected for the full year.

                                COSO PARTNERSHIPS
                   UNAUDITED CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   September 30,       December 31,
                                                                                       2000               1999
Assets:
   Cash.....................................................................        $  56,184          $  20,264
   Restricted cash and investments..........................................           43,505             89,145
   Accounts receivable......................................................           42,638             31,789
   Prepaid expenses and other assets........................................            4,035                100
   Amounts due from related parties.........................................           13,363              8,809
   Property, plant and equipment, net.......................................          446,386            467,051
   Power purchase agreement, net............................................           58,618             62,346
   Investments..............................................................           14,188             14,179
   Deferred financing costs, net............................................            8,967             10,171
                                                                                      -------            -------
                                                                                    $ 687,884          $ 703,854
                                                                                      =======            =======
Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities.................................        $  44,668          $  36,472
   Amounts due to related parties...........................................           22,263             21,339
   Project loan.............................................................          348,154            413,000
                                                                                      -------            -------
                                                                                      415,085            470,811
Partners' capital...........................................................          272,779            233,043
                                                                                      -------            -------
                                                                                    $ 687,884          $ 703,854
                                                                                      =======            =======




 See accompanying notes to the unaudited condensed combined financial statements

                                COSO PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                          Three-Months   Three-Months   Nine-Months    Two-Months      Seven-Months   Nine-Months
                                             Ended          Ended          Ended         Ended            Ended           Ended
                                          September 30,  September 30,  September 30,  February 28,    September 30,  September 30,
                                              2000          1999            2000           1999            1999            1999
                                          (New Basis)    (New Basis)     (New Basis)    (Old Basis)     (New Basis)
Revenue:
   Energy revenues...................       $ 37,750       $ 42,608        $ 84,653       $ 41,501        $ 94,241      $ 135,742
   Capacity..........................         24,254         24,223          38,524          2,113          35,502         37,615
   Interest and other income.........          1,443          1,254           9,308          1,052           3,433          4,485
                                              ------         ------         -------         ------          ------        -------
          Total revenue..............         63,447         68,085         132,485         44,666         133,176        177,842

Operating expenses:
   Plant operating expenses..........          7,002          9,324          21,411         10,359          23,164         33,523
   Royalty expense...................          9,564          8,048          17,108          4,385          15,248         19,633
   Depreciation and amortization.....         10,393          9,884          29,801          6,493          22,899         29,392
                                              ------         ------          ------         ------          ------         ------
   Total operating expenses..........         26,959         27,256          68,320         21,237          61,311         82,548

          Operating income...........         36,488         40,829          64,165         23,429          71,865         95,294

 Other expenses:
    Interest expense.................          7,667          8,718          23,204          2,232          15,088         17,320
    Interest expense-acquisition debt              -              -               -              -           5,387          5,387
    Costs related to acquisition debt            402              -           1,205              -           5,504          5,504
                                              ------         ------          ------         ------          ------         ------
           Total other expenses......          8,069          8,718           7,524          2,232          25,979         28,211

Income before extraordinary item.....         28,419         32,111          39,756         21,197          45,886         67,083

Extraordinary item - Loss on
   Extinguishment of debt............              -              -               -              -           6,344          6,344
                                              ------         ------          ------         ------          ------         ------

           Net income................      $  28,419       $ 32,111        $ 39,756      $  21,197        $ 39,542      $  60,739
                                              ======         ======          ======         ======          ======         ======




 See accompanying notes to the unaudited condensed combined financial statements

                                COSO PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                            Nine-Months       Two-Months     Seven-Months       Nine-Months
                                                               Ended             Ended           Ended             Ended
                                                            September 30,     February 28,   September 30,      September 30,
                                                                2000              1999            1999              1999
                                                            (New Basis)       (Old Basis)      (New Basis)
Net cash provided by operating activities................    $  60,543         $  28,975        $  66,427         $  95,402
Net cash provided by (used in) investing activities......       40,223            (1,544)         (61,997)          (63,541)
Net cash provided by (used in) financing activities......      (64,846)              265           26,890            27,155
                                                                ------            ------           ------            ------
Net change in cash and cash equivalents..................    $  35,920         $  27,696        $  31,320         $  59,016
                                                                ======            ======           ======            ======
Supplemental cash flow disclosure:
        Cash paid for interest...........................    $  15,660         $     ---        $  10,396         $  10,396
                                                                ======            ======           ======            ======




 See accompanying notes to the unaudited condensed combined financial statements

                                COSO PARTNERSHIPS

         NOTES TO THE UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The accompanying unaudited condensed combined financial statements were derived from the stand-alone financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers and Coso Power Developers. All intercompany accounts and transactions were eliminated. This financial information has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships as a whole. The unaudited condensed combined financial statements should be read in conjunction with each individual partnership's financial statements.

(2)  Acquisition

     On February 25, 1999, Caithness Acquisition Company, LLC (Caithness Acquisition), a wholly owned subsidiary of Caithness Energy LLC, purchased all of CalEnergy Company Inc.'s (CalEnergy) interest in the Coso Partnerships for approximately $205.5 million. The acquisition was accounted for under the purchase method, and no goodwill was recorded. After Caithness Acquisition's purchase of CalEnergy's interest in the Coso Partnerships, a new basis of accounting was adopted and is referred to as "New Basis" as compared to the former cost basis which is referred to as "Old Basis" in the financial statements. The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro-rata basis.

     In order to complete the purchase of CalEnergy's interest in Coso Partnerships, Caithness Acquisition arranged for short-term debt financing of approximately $211.5 million. This short-term debt was repaid on May 28, 1999 from a portion of the proceeds from the offering of senior secured notes (see note 3).

(3)  Debt Financing

     On May 28, 1999 Caithness Coso Funding Corp. loaned approximately $413.0 million to Coso Partnerships from a portion of the proceeds from the offering of senior secured notes. The loan consists of one note of $110.0 million with an interest rate of 6.80% and another of $303.0 million with an interest rate of 9.05% with maturity dates of December 15, 2001 and December 15, 2009, respectively. All prior project loans of approximately $351.4 million were repaid from the proceeds of the financing and an extraordinary loss from the early extinguishment of this debt was incurred for approximately $6.3 million. The extraordinary loss was due to a premium and other costs incurred to pay the prior project loans before maturity.

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

CURRENCY                                 CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                     Yes     X No
                  ---       ---
PERIOD TYPE                                   - MOS    X   9  - MOS
                                         -- ----      --- ----
                                           X YEAR           YEAR
                                          ---            ---
                                        (For annual report filings)
                                             OTHER          OTHER
                                          ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                   DEC-31-1999             DEC-31-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                   JAN-01-1999             JAN-01-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                   DEC-31-1999             SEP-30-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

EXCHANGE RATE                        EXCHANGE RATE:          EXCHANGE RATE:
Is the exchange rate other than 1
(one)? (Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes   X No
                   ---     ---

                                                       PERIOD TYPE: Year          PERIOD TYPE:  9-M0S
                                                                    ----                        ------
CASH                                                                  0                             0
SECURITIES                                                            0                             0
RECEIVABLES                                                     414,392                       357,094
ALLOWANCES                                                            0                             0
INVENTORY                                                             0                             0
CURRENT ASSETS                                                    1,392                         8,940
PP&E                                                                  0                             0
DEPRECIATION                                                          0                             0
TOTAL ASSETS                                                    414,392                       357,094
CURRENT LIABILITIES                                               1,392                         8,940
BONDS                                                           413,000                       348,154
PREFERRED MANDATORY                                                   0                             0
PREFERRED                                                             0                             0
COMMON                                                                0                             0
OTHER SE                                                              0                             0
TOTAL LIABILITY AND EQUITY                                      414,392                       357,094
SALES                                                                 0                             0
TOTAL REVENUES                                                   20,491                        24,600
CGS                                                                   0                             0
TOTAL COSTS                                                           0                             0
OTHER EXPENSES                                                        0                             0
LOSS PROVISION                                                        0                             0
INTEREST EXPENSE                                                 20,491                        24,600
 INCOME PRETAX                                                        0                             0
INCOME TAX                                                            0                             0
INCOME CONTINUING                                                     0                             0
DISCONTINUED                                                          0                             0
EXTRAORDINARY                                                         0                             0
CHANGES                                                               0                             0
NET INCOME                                                            0                             0
EPS BASIC                                                             0                             0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                           0                             0
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

CURRENCY                                 CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                     Yes     X No
                  ---       ---
PERIOD TYPE                                   - MOS     X   9  - MOS
                                        -- ----        --- ----
                                           X YEAR           YEAR
                                          ---            ---
                                        (For annual report filings)
                                             OTHER          OTHER
                                          ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                   DEC-31-1999             DEC-31-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                   JAN-01-1999             JAN-01-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                   DEC-31-1999             SEP-30-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

EXCHANGE RATE                        EXCHANGE RATE:          EXCHANGE RATE:
Is the exchange rate other than 1
(one)? (Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes   X No
                   ---     ---

                                                      PERIOD TYPE: Year           PERIOD TYPE: 9- MOS
                                                                   ----                        ------
CASH                                                              7,821                        13,139
SECURITIES                                                       25,001                        21,460
RECEIVABLES                                                       9,662                        18,559
ALLOWANCE                                                             0                             0
INVENTORY                                                             0                             0
CURRENT ASSETS                                                   17,483                        32,887
PP&E                                                            225,157                       227,963
DEPRECIATION                                                     71,278                        77,435
TOTAL ASSETS                                                    217,712                       225,028
CURRENT LIABILITIES                                              16,800                        19,513
BONDS                                                           151,550                       141,502
PREFERRED MANDATORY                                                   0                             0
PREFERRED                                                             0                             0
COMMON                                                                0                             0
OTHER SE                                                              0                             0
TOTAL LIABILITY AND EQUITY                                      217,712                       225,028
SALES                                                            55,666                        44,516
TOTAL REVENUES                                                   57,442                        45,715
CGS                                                                   0                             0
TOTAL COSTS                                                           0                             0
OTHER EXPENSES                                                   31,671                        21,287
LOSS PROVISION                                                        0                             0
INTEREST EXPENSE                                                 13,575                         9,777
INCOME PRETAX                                                         0                             0
INCOME TAX                                                            0                             0
INCOME CONTINUING                                                     0                             0
DISCONTINUED                                                          0                             0
EXTRAORDINARY                                                     2,375                             0
CHANGES                                                               0                             0
NET INCOME                                                        9,821                        14,651
EPS BASIC                                                             0                             0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                           0                             0
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

CURRENCY                                 CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                     Yes     X No
                  ---       ---
PERIOD TYPE                                   - MOS     X   9  - MOS
                                        -- ----        --- ----
                                           X YEAR           YEAR
                                          ---            ---
                                        (For annual report filings)
                                             OTHER          OTHER
                                          ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                   DEC-31-1999             DEC-31-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                   JAN-01-1999             JAN-01-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                   DEC-31-1999             SEP-30-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

EXCHANGE RATE                        EXCHANGE RATE:          EXCHANGE RATE:
Is the exchange rate other than 1
(one)? (Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes   X No
                   ---     ---

                                                      PERIOD TYPE: Year             PERIOD TYPE 9- MOS
                                                                   ----                         ------
CASH                                                              6,423                        22,875
SECURITIES                                                        9,806                         6,564
RECEIVABLES                                                       6,856                        15,612
ALLOWANCE                                                             0                             0
INVENTORY                                                             0                             0
CURRENT ASSETS                                                   13,379                        40,082
PP&E                                                            237,183                       237,818
DEPRECIATION                                                     71,533                        81,439
TOTAL ASSETS                                                    216,391                       229,534
CURRENT LIABILITIES                                              29,141                        31,980
BONDS                                                           107,900                       102,718
PREFERRED MANDATORY                                                   0                             0
PREFERRED                                                             0                             0
COMMON                                                                0                             0
OTHER SE                                                              0                             0
TOTAL LIABILITY AND EQUITY                                      216,391                       229,534
SALES                                                            49,877                        38,287
TOTAL REVENUES                                                   50,943                        44,434
CGS                                                                   0                             0
TOTAL COSTS                                                           0                             0
OTHER EXPENSES                                                   38,534                        21,840
LOSS PROVISION                                                        0                             0
INTEREST EXPENSE                                                 10,235                         7,108
INCOME PRETAX                                                         0                             0
INCOME TAX                                                            0                             0
INCOME CONTINUING                                                     0                             0
DISCONTINUED                                                          0                             0
EXTRAORDINARY                                                     1,822                             0
CHANGES                                                               0                             0
NET INCOME                                                          352                        15,486
EPS BASIC                                                             0                             0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                           0                             0
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

CURRENCY                                 CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                     Yes     X No
                  ---       ---
PERIOD TYPE                                   - MOS     X   9  - MOS
                                        -- ----        --- ----
                                           X YEAR           YEAR
                                          ---            ---
                                        (For annual report filings)
                                             OTHER          OTHER
                                          ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                   DEC-31-1999             DEC-31-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                   JAN-01-1999             JAN-01-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                   DEC-31-1999             SEP-30-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

EXCHANGE RATE                        EXCHANGE RATE:          EXCHANGE RATE:
Is the exchange rate other than 1
(one)? (Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes   X No
                   ---     ---

                                                      PERIOD TYPE: Year            PERIOD TYPE: 9 MOS
                                                                   ----                         -----
CASH                                                              6,020                        20,170
SECURITIES                                                       54,338                        15,481
RECEIVABLES                                                      27,598                        23,421
ALLOWANCE                                                             0                             0
INVENTORY                                                             0                             0
CURRENT ASSETS                                                   33,618                        44,842
PP&E                                                            208,048                       209,163
DEPRECIATION                                                     60,526                        69,684
TOTAL ASSETS                                                    273,269                       234,913
CURRENT LIABILITIES                                              15,388                        17,029
BONDS                                                           153,550                       103,934
PREFERRED MANDATORY                                                   0                             0
PREFERRED                                                             0                             0
COMMON                                                                0                             0
OTHER SE                                                              0                             0
TOTAL LIABILITY AND EQUITY                                      273,269                       234,913
SALES                                                           113,746                        40,374
TOTAL REVENUES                                                  115,920                        42,336
CGS                                                                   0                             0
TOTAL COSTS                                                           0                             0
OTHER EXPENSES                                                   43,577                        25,193
LOSS PROVISION                                                        0                             0
INTEREST EXPENSE                                                 13,991                         7,524
INCOME PRETAX                                                         0                             0
INCOME TAX                                                            0                             0
INCOME CONTINUING                                                     0                             0
DISCONTINUED                                                          0                             0
EXTRAORDINARY                                                     2,147                             0
CHANGES                                                               0                             0
NET INCOME                                                       56,205                         9,619
EPS BASIC                                                             0                             0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                           0                             0
(Value may contain up to 3 decimal places)
    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 2000            CAITHNESS COSO FUNDING CORP.,
                                   a Delaware corporation

                                    By: /S/ CHRISTOPHER T. MCCALLION
                                        ----------------------------

                                    Christopher T. McCallion
                                    Executive Vice President &
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)



                                   COSO FINANCE PARTNERS
                                   a California corporation

                                    By: /S/ CHRISTOPHER T. MCCALLION
                                        ----------------------------

                                    Christopher T. McCallion
                                    Executive Vice President &
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)



                                   COSO ENERGY DEVELOPERS
                                   a California corporation

                                    By: /S/ CHRISTOPHER T. MCCALLION
                                        ----------------------------

                                    Christopher T. McCallion
                                    Executive Vice President &
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)



                                   COSO POWER DEVELOPERS
                                   a California corporation

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