Form 10-K
period 2000-12-31
CAITHNESS COSO FUNDING CORP; COSO ENERGY DEVELOPERS; COSO FINANCE PARTNERS; COSO POWER DEVELOPERS
filed 2001-03-29
CIK 1088866, 1088869, 1088870, 1088873

FORM 10-K-ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal year ended December 31, 2000
                                               -----------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from____________________to_________________________


                        Commission File Number 333-83815
                                               ---------

                          Caithness Coso Funding Corp.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                        94-3328762
                --------                                        ----------
    (State or other jurisdiction of                           (IRS Employer
     incorporation or organization)                          Identification No.)

    Coso Finance Partners              California               68-0133679
    Coso Energy Developers             California               94-3071296
    Coso Power Developers              California               94-3102796
    ---------------------              ----------               ----------
(Exact names of Registrants as  (State or other jurisdiction  (IRS Employer
specified in their characters)      of incorporation)        Identification No.)


     1114 Avenue of the Americas, 41st Floor, New York, New York    10036-7790
     -----------------------------------------------------------    ----------
               (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code      (212) 921-9099
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrants Common Stock is not traded in a public market.

     Aggregate market value of the voting stock held by non-affiliates of the registrant:
                                 Not applicable.


                   Documents Incorporated by Reference: None

                          CAITHNESS COSO FUNDING CORP.
                           ANNUAL REPORT ON FORM 10-K
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                   Part I                               Page
                                                                        ----

Item 1.         Business                                                 1

Item 2.         Properties                                               7

Item 3.         Legal Proceedings                                        8

Item 4.         Submission of Matters to a Vote of Security Holders      8


                                     Part II

Item 5.         Market for the Registrants Common Equity and
                   related Stockholder Matters (Not applicable)          9

Item 6.         Selected Financial Data                                  9

Item 7.         Managements Discussion and Analysis of Financial
                   Condition and Results of Operations                  12

Item 7A.        Quantitative and Qualitative Disclosures About
                   Market Risk                                          23

Item 8.         Financial Statements and Supplementary Data             23

Item 9.         Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                  24


                                   Part III

Item 10.        Directors and Executive Officers of the Registrants     24

Item 11.        Executive Compensation                                  26

Item 12.        Security Ownership of Certain Beneficial Owners and
                   Management (Not applicable)                          26

Item 13.        Certain Relationships and Related Transactions          28


                                     Part IV

Item 14.        Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                          31

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

     Coso Finance Partners (The Navy I partnership) owns Navy I and its related facilities, Coso Energy Developers (the BLM partnership) owns BLM and its related facilities and Coso Power Developers (the Navy II partnership) owns Navy II and its related facilities (collectively, the Coso partnerships). The Coso partnerships and their affiliates own the exclusive right to explore, develop and use, currently without any known interference from any other power developers, a portion of the Coso Known Geothermal Resource Area.

     The geothermal power plants, each of which has three separate turbine generator units, have consistently operated above their nominal capacities, and the combined average capacity factor for the plants has exceeded 100% for each of the last six years.

     The Coso partnerships sell 100% of the electrical energy generated at the plants to Southern California Edison (Edison) under three long-term Standard Offer No. 4 power purchase agreements. Each power purchase agreement expires after the last maturity date of the senior secured notes. (Edison is one of the largest investor-owned electric utilities in the United States.) Under the power purchase agreements, the Coso partnerships receive the following payments:

          * Capacity payments for being able to produce electricity at certain levels. Capacity payments are fixed throughout the lives of the power purchase agreements;

          * Capacity bonus payments if they are able to produce electricity above a specified, higher level. The maximum capacity bonus payment available is also fixed throughout the lives of the power purchase agreements; and

          *    Energy  payments  based  on  the  amount  of  electricity   their
               respective plants actually produce.

     Energy payments were fixed for the first ten years of firm operation under the power purchase agreements. Firm operation was achieved for each Coso partnership when Edison and that Coso partnership under its power purchase agreement agreed that each generating unit at a plant was a reliable source of generation and could reasonably be expected to operate continuously at its effective rating. After the first ten years of firm operation and until its power purchase agreement expires, Edison is required to make energy payments to the Coso partnership based on its avoided cost of energy. Edison's avoided cost of energy is Edison's cost to generate electricity if Edison were to produce it itself or buy it from another power producer rather than buy it from the relevant Coso partnership. Future energy payments required to be paid by Edison to the Coso partnerships will most likely be less than historical energy payments because they will be paid based on Edison's avoided cost of energy, instead of the fixed payments paid during the first ten years. The fixed energy price period expired in August 1997 for the Navy I partnership, in March 1999 for the BLM partnership, and in January 2000 for the Navy II partnership. The Edison power purchase agreements will expire in August 2011 for the Navy I partnership; in March 2019 for the BLM partnership; and in January 2010 for the Navy II partnership.

AB1890 Energy Subsidy Payments

     In addition to receiving payments under the power purchase agreements, the Coso partnerships qualify for subsidy payments from a special purpose state fund established under California Legislature AB1890 (AB1890). The California Energy Commission administers the fund. AB1890 provides, in part, for subsidy payments from 1998 through 2001 to power generators using renewable sources of energy, including geothermal energy, and who are being paid based on the avoided cost of energy. The funds are distributed in the form of a production incentive payment that subsidizes renewable energy producers when prices paid for their electricity are below certain pre-determined target prices. Under AB1890, the Navy I partnership, the BLM partnership and the Navy II partnership would receive future subsidy payments for energy delivered to Edison by the respective Coso partnership, if Edison's avoided cost of energy falls below three cents per kWh. This subsidy payment is capped at one cent per kWh.

Purchase of CalEnergy Interests

     On February 25, 1999, Caithness Acquisition Company, LLC (CAC), a wholly owned subsidiary of Caithness Energy, LLC, (Caithness Energy) purchased all of the interests in the Coso projects that were owned by CalEnergy Company Inc.'s (CalEnergy), which is now known as MidAmerican Energy Holdings Company. The purchase price consisted of $205.0 million in cash, plus $5.0 million in contingent payments, plus the assumption of CalEnergy's and its affiliates' share of debt outstanding on the Coso projects which then totaled approximately $67.0 million. In order to complete the purchase, CAC arranged for short-term debt financing in the principal amount of approximately $211.5 million. CAC used a portion of the proceeds from the Series A note offering that it received from the Coso partnerships, together with funds from other sources, to repay all of this short-term borrowing.

Operating Strategy

     The Coso partnerships seek to maximize their cash flow at the Coso projects through active management of the their cost structure and the geothermal resource. After CAC'S purchase of all of CalEnergy's interests in the Coso projects, the Coso partnerships retained Coso Operating Company, (COC) which is an affiliate, to maintain all three plants, the transmission lines and the geothermal resource, including well drilling. As a result of the change in operators and restructuring of operator fees, the aggregate annual fees paid by the Coso partnerships to COC for such maintenance has been reduced significantly. Payments of operator fees were subordinated to all payments made under the senior secured notes. CAC, which purchased the managing partners interest in the Coso partnerships, has caused any management fees payable by each Coso partnership to its partners to be subordinated to all payments made under the senior secured notes.

     The Coso projects qualify as Small Power Qualifying Facilities (QF) under the Public Utility Regulatory Policies Act (PURPA) and the rules and regulations promulgated under PURPA by the Federal Energy Regulatory Commission (FERC). PURPA exempts the Coso projects from certain federal and state regulations. The Coso projects must continue to satisfy certain ownership and fuel-use standards to maintain their QF status. Since their inception, the Coso projects have satisfied these standards and we expect that they will continue to do so.

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

     Caithness Energy believes that it is currently the second largest owner of geothermal power projects in the United States, based on the total electrical generating capacity of its power projects. Through its controlled affiliates, Caithness Energy owns interests in seven geothermal plants, including the Coso projects, totaling 414 MW of generating capacity. Caithness Energy is also seeking to develop two additional natural gas power projects with a total potential electrical generating capacity of over 1,580 MW, and has interests in other operating power generating facilities, including solar, wind and natural gas, totaling an additional 696 MW of generating capacity.

     Caithness Energy is headquartered in New York City and has additional offices in California, Nevada, Denver and Florida.

The Issuer

     Caithness Coso Funding Corp. (Funding Corp.) is a special purpose corporation and a wholly owned subsidiary of the Coso partnerships. It was formed for the purpose of issuing the senior secured notes on behalf of the Coso partnerships who have jointly, severally, and unconditionally guaranteed repayment of the senior secured notes.

     Funding Corp. has no material assets, other than the loans made to the Coso partnerships, and does not conduct any business, other than issuing the senior secured notes and making the loans to the Coso partnerships.

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

     The Coso Known Geothermal Resource Area is located in Inyo County, California, approximately 150 miles northeast of Los Angeles. The Coso geothermal resource is a ''liquid-dominated'' hot water source contained within the heterogeneous fractured granite rocks of the Coso Mountains. It is believed the heat source for the Coso geothermal resource is a hot molten rock or ''magma'' body located at a depth of six-to-seven miles beneath the surface of the field. Geochemical studies indicate that the water in the Coso geothermal resource is ancient water that has been there since the ice age or longer.

Steam Sharing Program

     In 1994, the Coso partnerships entered into a Geothermal Exchange Agreement which implemented a steam-sharing program among the Coso projects. The purpose of the steam-sharing program is to enhance the management and optimize the overall use of the Coso geothermal resource. Pursuant to the steam sharing program, the Coso partnerships constructed an inter-project steam supply and water injection system that links the three Coso projects and BLM North together via metered transfer lines through which the Coso partnerships exchange steam and other geothermal resources with one another.

     As part of the steam sharing program, the Coso partnerships plan to conserve the geothermal resource whenever possible by, among other things, transferring steam between and among the Coso projects and BLM North, rather than drilling new wells at the Coso projects' sites prematurely, and expanding a flexible field-wide water reinjection program. While the U.S. Navy and the Bureau of Land Management have consented to the steam sharing program, each has reserved the right, in its sole discretion, to withdraw its consent to such transfers under certain circumstances.

     In 2000, the Navy I partnership and the Navy II partnership incurred aggregate royalties to the U.S Navy of approximately $2.0 million for steam transferred by Navy I to Navy II and by Navy II to BLM under the steam sharing program from geothermal resources located on the property on which Navy I or Navy II, as the case may be, are situated. Of this amount, the Navy I and Navy II partnerships each incurred approximately $1.0 million. The BLM partnership reimbursed the Navy II partnership approximately $0.4 million of the royalties incurred by the Navy II partnership. The BLM partnership incurs a royalty to the U.S. Navy for electricity generated by BLM for steam transferred from U.S. Navy property and sold to Edison.

Royalty and Revenue-Sharing Arrangements

     The Coso partnerships are required to make royalty payments to, and are subject to other revenue-sharing arrangements with, the U.S. Navy, the Bureau of Land Management and certain other persons.

Navy I

     Under the U.S. Navy contract, as a royalty for Unit 1 at Navy I, the Navy I partnership is obligated to partially reimburse the U.S. Navy for electricity supplied to it by Edison from electricity generated at the Navy I plant. The reimbursement payment is based on a pricing formula included in the U.S. Navy contract. The percentage rate of reimbursement changes semiannually, but cannot exceed 95% of the price paid by the U.S. Navy to Edison, in accordance with a weighted index based on the Consumer Price Index and price indices for the oil industry, the electric power plant industry and the construction industry.

     In addition, with respect to Unit 1 at Navy I, the Navy I partnership is obligated to pay the U.S. Navy the sum of $25.0 million on or before December 31, 2009, the expiration date of the term of the U.S. Navy contract. Payment of this obligation will be made from an established sinking fund to which the Navy I partnership has been making payments since 1987.

 For Units 2 and 3 at Navy I, the Navy I partnership's royalty expense is a fixed percentage of its electricity sales to Edison. The royalty expense is 15.0% of revenues received by the Navy I partnership through 2003 and will increase to 20.0% of revenues received from 2004 through 2009, the expiration date of the U.S. Navy contract.

BLM

     The BLM partnership pays royalties to the Bureau of Land Management under the BLM lease. The royalty rate is 10% of the value of the steam produced by the BLM partnership. This royalty rate is fixed for the life of the BLM Lease. In addition to this royalty, the BLM partnership is obligated to pay a royalty of 5% based on the value of the steam produced, to Coso Land Company, a general partnership of which CAC and another affiliate of Caithness Energy are the general partners, in connection with the assignment of the BLM lease to the BLM partnership. The royalty is subordinated to the payment of all the BLM partnership's other royalties, all debt service and all operating costs of BLM. No portion of the royalty accrued to Coso Land Company to date has been paid.

BLM North

     Coso Land Company had applied as a tenant-in-common, to the Bureau of Land Management for assignment to each of the Coso partnerships of an undivided one-third interest in leases they had previously bought from the Los Angeles Department of Water and Power (LADWP). The assignment became effective in December 2000 and now each Coso partnership is required to pay $8.00 per acre in additional rent to the Bureau of Land Management. When the leased property commences to produce geothermal steam, the Coso partnerships will pay monthly royalties under the LADWP leases of 10% of the value of steam produced, 5% of the value of any by-products, and 5% of the value commercially demineralized water. The Bureau of Land Management may establish minimum production levels and reduce the foregoing royalties if necessary to encourage the greater recovery of leased resources, or as otherwise justified.


Navy II

     The Navy II partnership pays royalties to the U.S Navy under the U.S Navy contract. The Navy II partnership's royalty expense is a fixed percentage of its electricity sales to Edison. The royalty rate was 10.0% of electricity sales to Edison through 1999, increased to 18.0% for 2000 through 2004 and will increase to 20.0% from 2005 through the end of the Navy contract.

Operations and Maintenance

     The operations and maintenance services for the Coso projects, including the Navy I, BLM, and Navy II transmission lines, wells, gathering system, and other related facilities, are performed by COC on behalf of the Coso partnerships pursuant to Operation and Maintenance agreements. COC is a wholly owned subsidiary of CAC that was initially formed by CalEnergy to facilitate the transfer of operational control of the Coso projects to a Caithness Energy affiliate.

     On February 26, 1999 CalEnergy ceased to be the operator of the Coso projects, and FPL Energy Operating Services, Inc. (FPLEOSI), an indirect wholly owned subsidiary of FPL Energy, Inc., assumed that role. An amended and restated operation and maintenance agreement between FPLEOSI and the managing general partners was implemented. Under that agreement, FPLEOSI became the plant operator and under a separate operations and maintenance agreement COC was responsible for maintenance of the geothermal resource. On October 17, 1999 the operating agreement between FPLEOSI and the managing general partners was terminated and COC became the sole operator of the plant and continued to maintain the geothermal field.

Insurance

     The Coso partnerships currently have property, business interruption, catastrophe and general liability insurance for the Coso projects. The plants are insured up to their replacement cost for general property damage and over $166 million in the aggregate for business interruption, subject to a $25,000 deductible for property damage (and a $250,000 deductible for the turbine generator sets), with a 15-day deductible for business interruption and a 25-day deductible for machinery breakdown and earthquake. Catastrophic insurance (including earthquake and flood) is capped at $200.0 million for property damage, subject to a deductible of $2.5 million or 5.0% of the loss, whichever is greater. Liability insurance coverage is $51.0 million (occurrence based). Operators extra expense (control of well) insurance is $10.0 million per occurrence with a $25,000 deductible.

Employees

     Employees necessary for the operation of the Coso partnerships are provided by COC, under their respective operation and maintenance agreements. COC maintains a qualified technical staff covering a broad range of disciplines including geology, geophysics, geochemistry, drilling technology, reservoir engineering, plant engineering, construction management, maintenance services, production management, electric power operation and certain accounting, purchasing and payroll services. As of December 31, 2000, COC employed 94 people to operate and maintain the Coso projects.

Competition

     The Coso partnerships sell all electrical energy generated at the plants to Edison under three long-term Standard Offer No. 4 power purchase agreements. The payments under these agreements have constituted 100% of the operating revenues of each power plant since its inception.


Environmental and Regulatory Matters

     The Coso partnerships are subject to environmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of the Coso projects. These environmental laws and regulations generally require that a wide variety of permits and governmental approvals be obtained to construct and operate an energy-producing facility. The facility must then operate in compliance with the terms of these permits and approvals. If the Coso partnerships fail to operate their facilities in compliance with applicable laws, permits and approvals, governmental agencies could levy fines or curtail operations.

     The Coso partnerships believe they are in compliance in all material respects with all environmental regulatory requirements applicable to the Coso projects, and that maintaining compliance with current governmental requirements will not require a material increase in capital expenditures or materially adversely affect that Coso partnership's financial condition or results of operations. It is possible, however, that future developments, such as more stringent requirements of environmental laws and enforcement policies thereunder, could affect capital and other costs at the Coso projects and the manner in which the Coso partnerships conduct their business.




Financial Information
   (in thousands)

                                                          Years Ended December 31,
                                                          ------------------------

                                                  1998              1999(c)       2000
Navy I Partnership                                ----              ----          ----
Total Operating Revenue                        $  53,153         $  55,666     $  67,653
Operating Income                                  21,259            23,537        23,295
Total Assets                                     202,266           218,192       198,409


                                                          Years Ended December 31,
                                                          ------------------------

                                                  1998              1999(c)       2000
BLM Partnership                                   ----              ----          ----

Total Operating Revenue                        $ 107,199         $  49,877     $  57,453
Operating Income                                  62,512            11,343        10,760
Total Assets                                     228,381           216,391       201,312


                                                          Years Ended December 31,
                                                          ------------------------

                                                  1998              1999(c)       2000
Navy II Partnership                               ----              ----          ----

Total operating Revenue                        $ 119,564         $ 113,746     $  58,366
Operating Income                                  78,444            70,169         8,471
Total Assets                                     220,867           273,269       195,693


                             (c) See Footnotes to Summary Selected Historical Financial and Operating Data

Item 2.  Properties


Plants

Navy I

     Navy I and its steam resource are located on the United States Naval Weapons Center at China Lake. In December of 2000, Navy I acquired an undivided one-third interest in leases previously purchased from LADWP located on Bureau of Land Management property. It commenced operations in 1987. Geothermal steam for Navy I is produced using over 40 production and injection wells located within a radius of approximately 3,000 feet of Navy I. Navy I consists of three separate turbine generators, known as Units 1, 2 and 3, each with approximately 30 MW of electrical generating capacity. Navy I's steam gathering and piping systems are cross-connected to Navy II via metered transfers to allow steam to be transferred from wells located on the real property covered by the LADWP leases to Navy I and between Navy I and Navy II, pursuant to the steam sharing program. Unit 1 commenced firm operation in 1987, and Units 2 and 3 commenced firm operation during 1988. Navy I has an aggregate gross electrical generating capacity of approximately 90 MW, and operated at an average operating capacity factor of 111.8% in 2000, 95.4% in 1999, and 94.6% in 1998, based on a stated capacity of 80 MW.

BLM

     BLM and its steam resource are located on Bureau of Land Management property, within the boundaries of the United States Naval Weapons Center at China Lake. In December of 2000, BLM acquired an undivided one-third interest in leases previously purchased from LADWP which are also located on Bureau of Land Management property. It commenced operations in 1989. BLM is comprised of turbine generators located at two different power blocks: the BLM East site and the BLM West site. The BLM East site is located approximately 1.3 miles east of the BLM West site. Geothermal steam for BLM is produced using over 35 production and injection wells located within a radius of approximately 4,000 feet from either the BLM East or the BLM West site. BLM consists of three separate turbine generators, known as Units 7, 8 and 9. Units 7 and 8 are located at the BLM East site, each with a generating capacity of approximately 30 MW, while Unit 9 is located at the BLM West site, with a generating capacity of approximately 30 MW. All three units commenced firm operation during 1989. BLM's steam gathering and piping systems are cross connected to Navy II via metered transfers to allow steam to be transferred between Navy II and BLM pursuant to the steam sharing program. BLM has an aggregate gross electrical generating capacity of approximately 90 MW, and operated at an average operating capacity factor of 109.4% in 2000, 105.0% in 1999, and 104.4% in 1998, based on a stated capacity of 80 MW.

Navy II

     Navy II and its steam resource are located on the United States Naval Weapons Center at China Lake. In December of 2000, Navy II acquired an undivided one-third interest in leases previously purchased from LADWP which are located on Bureau of Land Management property. It commenced operations in 1989. Geothermal steam for Navy II is produced using over 35 production and injection wells located within a radius of approximately 6,000 feet of Navy II. Navy II consists of three separate turbine generators, known as Units 4, 5 and 6, each with approximately 30 MW of electrical generating capacity. All three Navy II units commenced firm operation in 1990. Navy II's steam supply systems are cross-connected to Navy I and BLM steam supply systems via metered transfers to allow steam to be transferred between or among the plants pursuant to the steam sharing program. Navy II has an aggregate gross electrical capacity of approximately 90 MW, and operated at an average operating capacity factor of 111.1% in 2000, 112.0% in 1999, and 108.6% in 1998, based on a stated capacity of 80 MW.

Transmission Lines

     The electricity generated by Navy I is conveyed over an approximately 28.8-mile 115 kilovolt (''kV'') transmission line on the U.S. Navy and Bureau of Land Management land that is connected to the Edison substation at Inyokern, California. The Navy I partnership owns and uses this transmission line and its related facilities. The electricity generated by BLM and Navy II is conveyed over an approximately 28.8-mile 230 kV transmission line on U.S. Navy and Bureau of Land Management land that is also connected to the Edison substation at Inyokern, California. Coso Transmission Line Partners owns the BLM/Navy II transmission line and related facilities.


Item 3. Legal Proceedings.


Settlement of Litigation

     In December 1999, the BLM partnership and Dow Chemical Company (Dow) entered into a confidential settlement agreement which was effective January 1, 2000, to resolve BLM partnership's claim to recover damages incurred related to the installation in 1992 by Dow of a hydrogen sulfide abatement system.

     In February 2000, Navy I, Navy II, and BLM reached a settlement with Edison, subject to the approval of the California Public Utilities Commission, which was received in December 2000. The case has not yet been dismissed pending completion of certain obligations under the settlement agreement. The cost of the settlement was allocated among the Coso partnerships.

     Except as otherwise described above, the Coso partnerships are currently parties to various items of litigation, none of which, if determined adversely, would be material to the financial condition and results of operations of the Coso partnerships, either individually or taken as a whole.


Item 4. Submission of Matters to a Vote of Security Holders.

      None

                                     Part II


Item 5.  Market for Registrants Common Equity and Related Stockholder Matters.

      Not applicable.


Item 6. Selected Financial Data.

     The selected fiscal year end historical financial data has been derived from the audited financial statements of the Coso partnerships. The information contained in the following tables should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this report.


                                                          Navy I Partnership
                                                           (Stand-alone)(a)
                                                   (In thousands, except ratio data)


                                                                          Year Ended December 31,
                                                                          -----------------------

                                                          1996           1997          1998      1999 (c)       2000
                                                          ----           ----          ----      ----           ----
Statement of Operations Data:

    Operating Revenues(b)................             $ 118,206      $ 100,431     $  53,153   $  55,666    $  67,653
    Operating expenses...................               (36,147)       (33,992)      (31,894)    (32,129)     (44,358)
                                                      ---------      ---------     ---------   ---------    ---------

    Operating income.....................                82,059         66,439        21,259      23,537       23,295

Non-Operating income and (expense):

    Interest expense.....................                (8,868)        (6,260)       (4,210)    (11,573)     (12,493)
    Other expenses.......................                   --             --         (1,046)     (4,377)        (520)
    Interest and other income, net.......                 3,286          1,980           585       2,234        2,506
                                                      ---------      ---------     ---------   ---------    ---------

    Net income...........................             $  76,477      $  62,159     $  16,588   $   9,821    $  12,788
                                                      =========      =========     =========   =========    =========


Operating Data:

    Operating capacity factor (d)(e).....                112.1%         103.2%         94.6%       95.4%       111.8%
    kWh produced.........................               787,688        723,116       662,560     668,388      785,624



                               See Footnotes to Summary Selected Historical Financial and Operating Data


                                                          BLM Partnership
                                                           (Stand-alone)
                                                 (In thousands, except ratio data)


                                                                          Year Ended December 31,
                                                                          -----------------------


                                                          1996           1997          1998      1999 (c)       2000
                                                          ----           ----          ----      ----           ----

Statement of Operations Data:

    Operating Revenues (b)...............             $ 101,923      $ 102,868     $ 107,199   $  49,877    $  57,453
    Operating expenses...................               (40,017)       (43,193)      (44,687)    (38,534)     (46,693)
                                                      ---------      ---------     ---------   ---------    ---------

    Operating income.....................                61,906         59,675        62,512      11,343       10,760

Non-Operating income and (expense):

    Interest expense.....................               (13,162)        (9,105)       (6,107)     (8,725)      (9,174)
    Other expenses.......................                   --             --         (1,113)     (3,332)        (318)
    Interest and other income, net.......                 2,520          1,712         1,181       1,066        8,125
                                                      ---------      ---------     ---------   ---------    ---------

       Net income........................             $  51,264      $  52,282     $  56,473   $     352    $   9,393
                                                      =========      =========     =========   =========    =========

Operating Data:

    Operating capacity factor (d)(e).....                107.9%          99.6%        104.4%      105.0%       109.4%
    kWh produced.........................               758,115        697,794       731,767     735,840      769,098



                               See Footnotes to Summary Selected Historical Financial and Operating Data



                                                          Navy II Partnership
                                                             (Stand-alone)
                                                   (In thousands, except ratio data)


                                                                          Year Ended December 31,
                                                                          -----------------------

                                                         1996           1997          1998      1999 (c)       2000
                                                         ----           ----          ----      ----           ----
Statement of Operations Data:

    Operating Revenues (b)...............            $ 115,126      $ 112,796     $ 119,564   $ 113,746     $ 58,366
    Operating expenses...................              (37,911)       (37,749)      (41,120)    (43,577)     (49,895)
                                                     ---------      ---------     ---------   ---------     ---------

    Operating income.....................               77,215         75,047        78,444      70,169        8,471

Non-Operating income and (expense):

    Interest expense.....................              (12,149)       (10,532)       (7,918)    (11,947)      (9,130)
    Other expenses.......................                  --             --         (1,868)     (4,191)        (769)
    Interest and other income, net.......                3,174          2,187         1,799       2,174        2,868
                                                     ---------      ---------     ---------   ---------     ---------

       Net income........................            $  68,240      $  66,702     $  70,457   $  56,205     $   1,440
                                                     =========      =========     =========   =========     =========

Operating Data:

    Operating capacity factor (d)(e).....               110.6%         108.9%        108.6%      112.0%       111.1%
    kWh produced.........................              777,243        762,821       760,659     785,772      780,709



                               See Footnotes to Summary Selected Historical Financial and Operating Data


                                                                          As of December 31,
                                                                          ------------------


                                                         1996           1997          1998        1999         2000
                                                         ----           ----          ----        ----         ----
Balance Sheet Data (in thousands):
----------------------------------
Navy I Partnership (stand-alone)(a)

     Cash......................................      $  15,724      $   2,888     $     --    $   7,821    $   3,506
     Restricted cash and investments...........         29,016          6,479         7,524      25,001       22,996
     Property, plant and equipment, net........        195,146        186,399       180,189     153,879      149,076
     Power purchase agreement, net.............            --             --            --       13,388       12,240
     Total assets..............................        264,250        209,390       202,266     218,192      198,409
     Project loans:
       Existing project debt, payable to
         Coso Funding Corp.....................         76,056         45,666        40,566         --           --
     Project notes (f).........................            --             --            --      151,550      134,984
     Partners' capital.........................        167,834        155,568       149,933      49,362       46,871

BLM Partnership (stand-alone)

     Cash......................................      $  13,166      $     873     $     --    $   6,423    $   5,862
     Restricted cash and investments...........         23,298            290           290       9,806       14,502
     Property, plant and equipment, net........        208,867        198,296       202,270     165,650      153,618
     Power purchase agreement, net.............            --             --            --       20,549       19,510
     Total assets..............................        269,637        225,172       228,381     216,391      201,312
     Project loans:
       Existing project debt, payable to
         Coso Funding Corp. ...................        105,990         76,654        37,958         --           --
     Project notes (f).........................            --             --            --      107,900      100,907
     Partners' capital.........................        112,666        124,113       163,191      79,350       69,245

Navy II Partnership (stand-alone)

     Cash......................................      $  18,133      $   1,148     $     818   $   6,020    $   7,741
     Restricted cash and investments...........         22,391            --            --       54,338       10,214
     Property, plant and equipment, net........        203,454        199,134       188,840     147,522      136,947
     Power purchase agreement, net.............            --             --            --       28,409       25,614
     Total assets..............................        272,549        228,653       220,867     273,269      195,693
     Project loans:
       Existing project debt, payable to
          Coso Funding Corp..... ..............        124,361         97,267        61,323         --           --
     Project notes (f).........................            --             --            --      153,550       94,176
     Partners' capital.........................        126,092        125,413       153,661     104,331       87,423


                               See Footnotes to Summary Selected Historical Financial and Operating Data

      Footnotes to Summary Selected Historical Financial and Operating Data

 (a) Reflects the combined financial results of the Navy I partnership and Coso Finance Partners II, a California general partnership (''CFP II''). The Navy I partnership and CFP II were first formed as separate entities to facilitate the initial bank financing for the construction and development of Navy I. Initially, the Navy I partnership acquired all of the assets relating to the first turbine generator unit at Navy I and CFP II acquired all of the assets of Navy I relating to the second and third generator units at Navy I. In 1988, CFP II assigned all of its rights and interests in the second and third generator units at Navy I to the Navy I partnership in return for a 5.0% royalty to be paid based on the Navy I partnership's steam production. Since the Navy I partnership and CFP II operate under common ownership and management control, the historical financial statements of the entities have been combined after elimination of intercompany amounts related to the royalty arrangement. During 1999, the closing of the Series A notes offering, CFP II merged with and into the Navy I partnership and the accrued royalty was extinguished. In addition, the royalty will no longer be accrued from and after the Series A note offering.

(b) The fixed energy price periods expired for the Navy I partnership in August 1997, for the BLM partnership in March 1999 and for the Navy II partnership in January 2000.

(c) After CACs purchase of all of CalEnergy's interests in the Coso projects on February 25, 1999, the Coso partnerships adopted a new basis of accounting and, accordingly, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and therefore is not comparable. The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based on their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro-rata basis.

(d)  Based on a stated capacity of 80 MW.

(e) The variance in the operating capacity factors for the Navy I partnership, the BLM partnership, and the Navy II partnership are due to the transfer of steam from the Navy I partnership to the BLM and Navy II partnership's under the steam sharing program.

(f) Reflects indebtedness owed to Funding Corp., which loaned all the proceeds from the offering to the Coso partnerships at interest rates and maturities identical to the interest rates and maturities of the senior secured notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Except for historical financial information contained herein, the matters discussed in this annual report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. ("Funding Corp."), Coso Finance Partners ("the Navy I partnership"), Coso Energy Developers ("the BLM partnership"), and Coso Power Developers ("the Navy II partnerships") ,collectively, (the "Coso partnerships") and their respective management. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Southern California Edison, ("Edison"), (iii) that the information is of a preliminary nature and may be subject to further adjustment, (iv) risks related to the operation of power plants (v) the impact of avoided cost pricing, (vi) general operating risks,(vii) the dependence on third parties, (viii) changes in government regulation,(ix) the effects of competition,(x) the dependence on senior management, (xi) fluctuations in quarterly results and (xii) seasonality.

General

     The Coso projects consist of three 80MW geothermal power plants, which are referred to as Navy I, BLM and Navy II, and their transmission lines, wells, gathering systems and other related facilities. The Coso projects are located near one another at the United States Naval Air Weapons Center at China Lake, California. The Navy I partnership owns Navy I and its related facilities. The BLM partnership owns BLM and its related facilities. The Navy II partnership owns Navy II and its related facilities. Affiliates of Caithness Corporation and CalEnergy Company, Inc. ("CalEnergy"), which is now known as MidAmerican Energy Holdings Company, formed the Coso partnerships in the 1980s to develop, construct, own and operate the Coso projects. On February 25, 1999 Caithness Acquisition Company, LLC, (CAC) purchased all of CalEnergy's interests in the Coso projects for $205.0 million in cash, plus $5.0 million in contingent payments, plus the assumption of CalEnergy's and its affiliates share of debt outstanding at the Coso projects which then totaled approximately $67.0 million.

     Each Coso partnership sells 100% of the electrical energy generated at its plant to Edison under a long-term Standard Offer No.4 power purchase agreement. Each power purchase agreement expires after the final maturity date of the 6.8% Series B Senior Secured Notes and the 9.05% Series B Senior Secured Notes issued by Funding Corp.

     Each Coso partnership is entitled to the following payments under its power purchase agreement:

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

     Energy payments were fixed for the first ten years of firm operation under each power purchase agreement.After the first ten years of firm operation and until a Coso partnership's power purchase agreement expires, Edison makes energy payments to the Coso partnership based on Edison's "avoided cost of energy". Edison's avoided cost of energy is Ediso's cost to generate electricity if Edison were to produce it itself or buy it from another power producer rather than buy it from the Coso partnerships. The power purchase agreement for the Navy I partnership will expire in August 2011, the power purchase agreement for the BLM partnership will expire in March 2019, and the power purchase agreement for the Navy II partnership will expire in January 2010. The fixed energy price period expired in August 1997 for the Navy I partnership, in March 1999 for the BLM partnership and in January 2000 for the Navy II partnership.

     For the year ended December 31, 2000, Edison's annual average avoided cost of energy paid to the Navy I, the BLM and the Navy II Partnerships was 5.8 cents per kWh, which is substantially below the fixed energy prices earned by the partnerships prior to the expiration of the fixed energy price periods of their respective power purchase agreements. Estimates of Edison's future avoided cost of energy vary significantly, and no one can predict the likely level of avoided cost of energy prices.

     The Coso Partnerships implemented a steam-sharing program, which they established under the Coso Geothermal Exchange Agreement they entered into in 1994. The purpose of the steam-sharing program is to enhance the management of the Coso geothermal resource and to optimize the resource's overall benefits to the Coso partnerships by transferring steam among the Coso projects. Under the steam sharing program, the partnership receiving the steam transfer splits revenue earned from electricity generated with the partnership that transferred the steam.

     Funding Corp is a special purpose corporation and a wholly owned subsidiary of the Coso partnerships. It was formed for the purpose of issuing the senior secured notes on behalf of the Coso partnerships who have jointly, severally, and unconditionally guaranteed repayment of the senior secured notes.

     On May 28, 1999, Funding Corp. issued $110.0 million of 6.80% senior secured notes due in 2001 and $303.0 million of 9.05% senior secured notes due in 2009. The proceeds from the notes were loaned to the Coso partnerships and are payable to Funding Corp from payments of principal and interest on the notes. Funding Corp. does not conduct any other operations apart from issuing the notes.

     Under the depositary agreement, the Coso partnerships established accounts with a depositary and pledged those accounts as security for the benefit of the holders of the senior secured notes. All amounts deposited with the depositary are, at the direction of the Coso partnerships, invested by the depositary in permitted investments. All revenues or other proceeds actually received by the Coso partnerships are deposited in a revenue account and withdrawn upon receipt by the depositary of a certificate from the relevant Coso partnerships detailing the amounts to be paid from funds in its respective revenue account.

     Increases in natural gas prices and an imbalance between supply and demand, among other factors, has lead to significant increases in wholesale electricity prices in California. Edison had previously agreed to fixed tariffs with their retail customers that were significantly below the wholesale prices they pay in California. This resulted in significant under-recoveries by Edison of their electricity purchase costs. On January 16, 2001 Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the Coso partnerships, pending a permanent solution to its liquidity crisis. Edison has not made payments to the Coso partnerships for power generated in November and December of 2000, which were $13,284 and $32,540, respectively. The Coso partnerships have also billed Edison for energy provided in January and February of 2001. The cost to Edison for this power would be approximately $33,813 and $24,421, respectively.


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

     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso partnership on a stand-alone basis:

                                                 Year Ended December 31,
                                                 -----------------------

     Navy I Partnership (stand alone)        2000           1999           1998
                                             ----           ----           ----
     Operating capacity factor             111.8%          95.4%          94.6%
     Capacity (MW) (average)                89.44          76.34          75.63
     kWh produced (000s)                  785,624        668,388        662,560

     BLM Partnership (stand alone)

     Operating capacity factor             109.4%         105.0%         104.4%
     Capacity (MW) (average)                87.56          84.00          83.54
     kWh produced (000s)                  769,098        735,840        731,767

     Navy II Partnership (stand alone)

     Operating capacity factor             111.1%         112.1%         108.6%
     Capacity (MW) (average)                88.88          89.70          86.83
     kWh produced (000s)                  780,709        785,772        760,659


     Total energy production for the Navy I partnership was 785.6 million kWh for 2000, as compared to 668.4 million kWh for 1999, an increase of 17.5%. The increase in Navy I partnership's energy production is attributable to increased production resulting from decreased steam transfers and the outage of one turbine generator unit during a portion of 1999. Total energy production for the BLM partnership was 769.1 million kWh for 2000, as compared to 735.8 million kWh in 1999, an increase of 4.5%. Total energy production for the Navy II partnership was 780.7 million kWh for 2000, as compared to 785.8 million kWh in 1999, a decrease of 0.6%.

     Total energy production for the Navy I partnership was 668.4 million kWh for 1999, as compared to 662.6 million kWh for 1998, an increase of 0.9%. Total energy production for the BLM partnership was 735.8 million kWh for 1999, as compared to 731.8 million kWh in 1998, an increase of 0.5%. Total energy production for the Navy II partnership was 785.8 million kWh for 1999, as compared to 760.7 million kWh in 1998, an increase of 3.3%.


Results of Operations for the years ended December 31, 2000, 1999, and 1998.
----------------------------------------------------------------------------

     The following discusses the results of operations of the Coso partnerships for the years ended December 31, 2000, 1999 and 1998 (dollar amounts in tables in thousands, except per kWh data):


Revenue

                                       2000                          1999                          1998
                                       ----                          ----                          ----
                                  $          cents/kWh           $        cents/kWh           $         cents/kWh
                                  -          ---------           -         ---------           -         ---------
Total Operating Revenues

Navy I partnership             67,653           8.6           55,666          8.3           53,153          8.0
BLM partnership                57,453           7.5           49,877          6.8          107,199         14.6
Navy II partnership            58,366           7.5          113,746         14.5          119,564         15.7

Capacity & Bonus Revenues

Navy I partnership             14,266           1.8           13,372          2.0           13,573          2.0
BLM partnership                13,940           1.8           13,938          1.9           13,847          1.9
Navy II partnership            14,018           1.8           14,018          1.8           14,018          1.8

Energy Revenues

Navy I partnership             53,387           6.8           42,294          6.3           39,580          6.0
BLM partnership                43,513           5.7           35,939          4.9           93,352         12.8
Navy II partnership            44,348           5.7           99,728         12.7          105,546         13.9


     Total operating revenues for the Navy I partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $67.7 million for 2000, as compared to $55.7 million in 1999, an increase of 21.5%. The increase in total operating revenues and energy revenues for 2000 was primarily due to the increase in the average avoided cost of energy from 3.1 cents per kWh in 1999 to 5.8 cents per kWh in 2000. Capacity and bonus revenues were $14.3 million for 2000, as compared to $13.4 million in 1999, an increase of 6.7%. The increase was due to increased production resulting from decreased steam transfers and the outage of one of the Navy I units during a portion of 1999.

     Total operating revenues for the BLM partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $57.5 million for 2000, as compared to $49.9 million in 1999, an increase of 15.2%. The increase in total operating revenues and energy revenues for 2000 was primarily due to the increase in average avoided cost of energy from 3.1 cents per kWh in 1999 to
5.8 cents per kWh in 2000.

     Total operating revenues for the Navy II partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $58.4 million for 2000, as compared to $113.7 million in 1999, a decrease of 48.6%. The Navy II partnerships energy revenues decreased by $55.3 million due to the expiration of the fixed energy price period under the Navy II partnership's power purchase agreement in January 2000 and the receipt of energy payments based on Edison's avoided cost of energy since that time. Until January 2000, and during 1999, the Navy II partnership received approximately 14.5 cents per kWh for energy delivered. Under the avoided cost of energy formula, the Navy II partnership received an average of approximately 6.0 cents per kWh for energy delivered for the period February 2000 to December 2000.

     Total operating revenues for the Navy I partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $55.7 million for 1999, as compared to $53.2 million in 1998, an increase of 4.7%. The increase in total operating revenues and energy revenues for 1999 was primarily due to the Navy I partnership's ability to transfer geothermal steam to the BLM partnership and the Navy II partnership, both of which were receiving higher fixed energy prices under their respective power purchase agreements (the BLM partnership stopped receiving higher fixed energy prices during the first quarter of 1999) and slightly higher energy prices received from Edison.

     Total operating revenues for the BLM partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $49.9 million in 1999, as compared to $107.2 million in 1998, a decrease of 53.5%. The BLM partnership's energy revenues decreased by $57.3 million in 1999, due to the expiration of the fixed energy price period under the BLM partnership's power purchase agreement in March 1999 and the receipt of energy payments based on Edison's avoided cost of energy since that time. Until March 1999, and during 1998, the BLM partnership received approximately 14.6 cents per kWh for energy delivered. Under the avoided cost of energy formula, the BLM partnership received an average of approximately 3.2 cents per kWh for energy delivered for the period April 1999 to December 1999.

     Total operating revenues for the Navy II partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $113.7 million in 1999, as compared to $119.6 million in 1998, a decrease of 4.9%. The decrease in revenues was due to increased steam transfers from the Navy I partnership.


Interest and Other Income
                                 2000                      1999                    1998
                                 ----                      ----                    ----
                              $     cents/kWh           $     cents/kWh         $     cents/kWh
                              -     ---------           -     ---------         -     ---------

Navy I partnership         2,506        0.3          2,234        0.3          585        0.1
BLM partnership            8,125        1.1          1,066        0.1        1,181        0.2
Navy II partnership        2,868        0.4          2,174        0.3        1,799        0.2


     The Navy I partnership's interest and other income was $2.5 million in 2000, as compared to $2.2 million in 1999, an increase of 13.6%. The increase was primarily due to a settlement of $600,000 for legal fees related to the Edison litigation and increased interest income from higher cash reserves balances required by the senior secured notes issued on May 28, 1999. The BLM partnership's interest and other income was $8.1 million in 2000, as compared to $1.1 million in 1999, an increase of $7.0 million. This increase was primarily due to a legal settlement of $6.1 million with Dow Chemical Company, settlement of $600,000 for legal fees related to the Edison litigation, and increased interest income from higher cash reserves balances required by the senior secured notes issued on May 28, 1999. The Navy II partnership's interest and other income was $2.9 million in 2000, as compared to $2.2 million in 1999, an increase of 31.8%. The increase was primarily due to a settlement of $600,000 for legal fees related to the Edison litigation and increased in interest income from higher cash reserves balances required by the senior secured notes issued on May 28, 1999.

     The Navy I partnership's interest and other income was $2.2 million in 1999, as compared to $0.6 million in 1998, an increase of $1.6 million. The increase was primarily due to the accrual of a $1.6 million business loss insurance recovery in connection with the shutdown of one of the Navy I partnership's turbine generator units during the first quarter of 1999. The shut down unit was returned to service in May of 1999. The partnership has recovered $500,000 with respect to the insurance and has reserved the remaining $1.1 million pending resolution of the insurance claim. The remainder of the increase in interest and other income for the Navy I partnership resulted from interest income on cash revenues required by the senior notes issued on May 28, 1999. The BLM partnership's interest and other income was $1.1 million in 1999, as compared to $1.2 million in 1998, a decrease of 8.3%. The decrease was due to the decreased level of cash balances resulting from the reduction in energy revenues subsequent to the expiration of the fixed energy price period under the BLM partnerships power purchase agreements in March 1999. The decreases were partially mitigated by interest income resulting from cash reserves required by the senior secured notes issued on May 29, 1999. The Navy II partnership's interest and other income was $2.2 million in 1999, as compared to $1.8 million in 1998, an increase of 22.2%. The increase was primarily due to interest on increased cash reserves required by the senior secured notes issued on May 28, 1999.



Edison Legal Expenses and Settlement Costs

                                 2000                      1999                    1998
                                 ----                      ----                    ----
                            $       cents/kWh           $     cents/kWh         $     cents/kWh
                            -       ---------           -     ---------         -     ---------

Navy I partnership         --           0.0          2,373        0.4        2,969        0.4
BLM partnership            --           0.0          4,169        0.6        2,968        0.4
Navy II partnership        --           0.0          5,819        0.7        2,956        0.4


     Edison legal expenses and settlement costs decreased in 2000 for the Navy I, BLM and Navy II partnerships by $2.4 million, $4.2 million and $5.8 million, respectively. Legal expenses including monies allocated for litigation settlements increased in 1999 for the BLM and Navy II partnerships by $1.2 million and $2.9 million, respectively. The change for both 2000 and 1999 resulted from, among other expenses, an accrued settlement obligation with Edison.


Plant Operations
                                2000                      1999                    1998
                                ----                      ----                    ----
                              $       cents/kWh        $       cents/kWh      $        cents/kWh
                              -       ---------        -       ---------      -        ---------

Navy I partnership         8,609        1.1         10,017        1.5       10,020        1.5
BLM partnership           12,008        1.6         15,568        2.1       16,418        2.2
Navy II partnership        9,409        1.2         10,873        1.4       12,271        1.6



     The Navy I partnership's operating expenses, including operating and general and administrative expenses were $8.6 million in 2000, as compared to $10.0 million in 1999, a decrease of 14.0%. The BLM partnership's operating expenses, including operating and general and administrative expenses were $12.0 million in 2000, as compared to $15.6 million in 1999, a decrease of 23.1%. The Navy II partnership's operating expenses including operating and general and administrative expenses were $9.4 million in 2000, as compared to $10.9 million in 1999, a decrease of 13.8%. The decreases for each of the Coso partnerships for 2000 as compared to 1999, was primarily due to the continued implementation of management's plan to reduce the work force and other operating costs. The replacement of the Coso project's prior operator and managing partner also contributed to the overall reduction in plant operating costs.

     The decrease in operating expenses for the BLM and Navy II partnerships for 1999, as compared to 1998, was due primarily to reductions in operator and management fees, insurance and other operating costs, somewhat offset by an increase in property taxes.



Royalty Expenses
                                 2000                      1999                    1998
                                 ----                      ----                    ----
                              $     cents/kWh           $     cents/kWh         $    cents/kWh
                              -     ---------           -     ---------         -    ---------

Navy I partnership        10,921        1.4         10,157        1.5        6,824       1.0
BLM partnership            4,045        0.5          3,148        0.4       10,492       1.4
Navy II partnership       10,104        1.3         12,077        1.5       11,868       1.6


     The Navy I partnership's royalty expenses were $10.9 million for 2000, as compared to $10.2 million in 1999, an increase of 6.9%. The increase was due to an increase in energy revenues caused by the increase in the average avoided cost of energy from 3.1 cents per kWh in 1999 to 5.8 cents per kWh in 2000. The BLM partnership's royalty expenses were $4.0 million for 2000, as compared to $3.1 million in 1999, an increase of 29.0%. This increase was due to an increase in energy revenues caused by the increase in the average avoided cost of energy from 3.1 cents per kWh in 1999 to 5.8 cents per kWh in 2000. The Navy II partnership's royalty expenses were $10.1 million for 2000, as compared to $12.1 million in 1999, a decrease of 16.5%. The decrease was primarily due to a reduction in the Navy II partnerships energy revenues, caused by the expiration of the fixed energy price period under the Navy II partnership's power purchase agreement in January 2000, and the receipt of energy payments based on Edison's average avoided cost of energy since that time. Under the average avoided costs of energy formula, the Navy II partnership received an average of approximately
6.0 cents per kWh for energy delivered for the period February 2000 to December 2000. The decrease in the Navy II partnerships royalty expenses were partially offset by an increase in royalty rate from 10% to 18% as of January 2000.

     The Navy I partnership's royalty expenses were $10.2 million for 1999, as compared to $6.8 million in 1998, an increase of 50.0%. The increase was due to a scheduled increase in the royalty rate paid to the U.S. Navy beginning in November 1998 from 10% to 15%. The BLM partnership's royalty expenses were $3.1 million for 1999, as compared to $10.5 million in 1998, a decreased of 70.5%. This decrease was due to a reduction in BLM partnership revenues caused by the expiration of the fixed energy price period under the BLM partnership's power purchase agreement in March 1999, and the receipt of energy payments under Edison's average avoided cost of energy since that time. The Navy II partnership's royalty expenses were $12.1 million for 1999, as compared to $11.9 million in 1998, an increase of 1.7%. The increase was due to an increase in production.


Depreciation and Amortization
                                 2000                      1999                    1998
                                 ----                      ----                    ----
                              $     cents/kWh           $     cents/kWh         $    cents/kWh
                              -     ---------           -     ---------         -    ---------

Navy I partnership         9,594        1.2          9,582        1.4       12,081       1.8
BLM partnership           15,361        2.0         15,649        2.1       14,809       2.0
Navy II partnership       15,070        1.9         14,808        1.9       14,025       1.8


     The Navy I partnership's depreciation and amortization expense was $9.6 million for 1999, as compared to $12.1 million in 1998, a decrease of 20.7%. The decrease was primarily due to purchase accounting adjustments. The overall effect was a reduction in depreciation expense that was partially offset by depreciation on 1999 additions. The BLM partnership's depreciation and amortization expense was $15.6 million for 1999, as compared to $14.8 million for 1998, an increase of 5.4%. The increase was due to substantial increases in 1999 asset additions, partially offset by the effect of purchase accounting adjustments. The Navy II partnership's depreciation and amortization expense was $14.8 million for 1999, as compared to $14.0 million in 1998, an increase of 5.7%. The increase was due to purchase accounting adjustments and depreciation expense on 1999 asset additions.



Interest Expense
                                 2000                      1999                    1998
                                 ----                      ----                    ----
                              $     cents/kWh           $     cents/kWh         $    cents/kWh
                              -     ---------           -     ---------         -    ---------

Navy I partnership        12,493        1.6          9,611        1.4        4,210       0.6
BLM partnership            9,174        1.2          7,310        1.0        6,107       0.8
Navy II partnership        9,130        1.2          9,937        1.3        7,918       1.0


     The Navy I partnership's interest expense was $12.5 million in 2000, as compared to $9.6 million in 1999, an increase of 30.2%. The BLM partnership's interest expense was $9.2 million in 2000, as compared to $7.3 million in 1999, an increase of 26.0%. The Navy II partnership's interest expense was $9.1 million in 2000, as compared to $9.9 million in 1999, a decrease of 8.1%. The increases in interest expense for the Navy I partnership and the BLM partnership and the decrease in interest expense for the Navy II partnership for the year 2000, as compared to 1999, were the result of higher outstanding debt balances under the $413 million senior secured notes issued on May 28, 1999.

     The Navy I partnership's interest expense was $9.6 million in 1999, as compared to $4.2 million in 1998, an increase of 128.6%. The BLM partnership's interest expense was $7.3 million in 1999, as compared to $6.1 million in 1998, an increase of 19.7%. The Navy II partnership's interest expense was $9.9 million in 1999, as compared to $7.9 million in 1998, an increase of 25.3%. These increases were due to higher outstanding debt balances resulting from the $413 million senior secured financing which closed on May 28, 1999.


Provision for Doubtful Accounts

     In recent months, Edison has experienced significant undercollections resulting from the difference between revenues received from its customers through currently frozen rates and the cost of producing service to its customers, including procurement costs. Those undercollections have adversely affected Edison's liquidity and in turn they have not paid the Coso partnerships for November and December revenues. Despite extensive and continuing negotiations with Edison, the Coso partnerships have been unable to secure from Edison a firm indication of the time frame during which they can expect payment of their November and December receivables, nor the amount, if any, that Edison is prepared to pay. Therefore, an allowance for uncollectible amounts of $15,234, $15,279 and $15,312 for Navy I, BLM and Navy II, respectively, has been established for revenues earned but not yet paid as of December 31, 2000.

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


Costs Related to Acquisition Debt

     The Navy I, BLM and Navy II Partnerships incurred other expenses of $1.6 million, $1.3 million and $1.5 million, respectively, for the twelve months ended December 31, 1999. These other expenses, which consist primarily of lending, legal and other fees, related to the acquisition debt in the amount of $211.5 million incurred on February 25, 1999 to acquire Cal Energy's interest in the Coso Partnerships. This acquisition debt was repaid with the proceeds of the $413.0 million senior secured notes issued on May 28, 1999.


Loss on early extinguishment of debt

     The Navy I, BLM and Navy II partnerships recorded a loss on the early extinguishment of their previous debt in the amounts of $2.4 million, $1.8 million and $2.1 million, respectively, for the twelve months ended December 31, 1999. This loss was due to premium and other costs incurred to repay the existing project debt of the Coso partnerships before its scheduled maturity date. These costs included tender premiums paid to the holders of the previous debt and the write off of the remaining balance of deferred financing costs related to the issuance of the previous debt. The previous debt was repaid with the proceeds of the $413.0 million senior secured notes issued on May 28, 1999.


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

     The Coso Partnership's ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements. Edison's increasing under-collections, coupled with its near term capital requirements has materially and adversely affected its liquidity. Unless actions are taken to restore Edison's financial condition, there is uncertainty of collection of receivables owed to the Coso partnership for revenues generated from November 2000 forward. Edison's failure to pay its obligations will have a material adverse effect on the Coso Partnership's ability to make debt service payments as the come due under the Funding Corp. notes.

     The following table sets forth a summary of each Coso partnership's cash flows for the years ended December 31, 2000, December 31, 1999, and December 31, 1998.

                                                               2000           1999           1998
                                                               ----           ----           ----
Navy I partnership (stand alone)
 Net cash provided by operating activities                  $  29,168      $  24,388      $  31,928
 Net cash used in investing activities                         (1,638)       (24,094)        (7,493)
 Net cash provided (used) by financing activities             (31,845)         7,527        (27,323)
                                                            ---------      ---------      ---------
      Net change in cash and cash equivalents               $  (4,315)     $   7,821      $  (2,888)
                                                            =========      =========      =========

BLM partnership (stand alone)
 Net cash provided by operating activities                  $  32,916      $  29,806      $  75,855
 Net cash used in investing activities                         (6,986)       (16,699)       (20,637)
 Net cash used by financing activities                        (26,491)        (6,684)       (56,091)
                                                            ---------      ---------      ---------
      Net change in cash and cash equivalents               $    (561)     $   6,423      $    (873)
                                                            =========      =========      =========

Navy II partnership (stand alone)
 Net cash provided by operating activities                  $  37,019      $  74,802      $  84,833
 Net cash provided (used) in investing activities              42,124        (58,752)        (7,010)
 Net cash used by financing activities                        (77,722)       (10,848)       (78,153)
                                                            ---------      ---------      ---------
      Net change in cash and cash equivalents               $   1,721      $   5,202      $    (330)
                                                            =========      =========      =========


     The Navy I partnership's cash flows from operating activities increased by $4.8 million in 2000 as compared to 1999, primarily due to an increase in net income, decreases in both accounts receivable and amounts due from related parties, partially offset by decreases in trade payables.

     Cash used in investing activities at the Navy I partnership decreased by $22.5 million in 2000 as compared to 1999, primarily due to decreases in restricted cash requirements associated with the project loan from Funding Corp.

     The Navy I partnership's cash flows from financing activities decreased by $39.4 million in 2000 as compared to 1999, primarily due to the project loan from Funding Corp in 1999, partially offset by both lower repayments of project financing loans and decreased distributions to partners in 2000.

     The BLM partnership's cash flows from operating activities increased by $3.1 million in 2000 as compared 1999, primarily due to increases in net income and amounts due to related parties, and a decrease in accounts receivable.

     Cash used in investing activities at the BLM partnership decreased by $9.7 million in 2000 as compared to 1999, due to a reduction in 2000 capital expenditures.

     The BLM partnership's cash used in financing activities increased by $19.8 million in 2000 as compared to 1999, primarily due to the project loan from Funding Corp in 1999, partially offset by both lower repayments of project financing loans and decreased distributions to partners in 2000.

     The Navy II partnership's cash flows from operating activities decreased by $37.8 million in 2000 as compared to 1999, primarily due to a decrease in net income caused by the expiration of the fixed energy price period under the Navy II Partnership's power purchase agreement in January 2000 and the receipt of energy payments based on Edison's avoided cost of energy since that time. Under the avoided costs of energy formula, the Navy II partnership received an average of approximately 6.0 cents per kWh for energy delivered for the period February 2000 to December 2000. The decrease in net income was partially offset by decreases in accounts receivable and amounts due from related parties.

     Cash flows from investing activities at the Navy II partnership increased by $100.9 million in 2000 as compared to 1999, primarily due to a decrease in restricted cash requirements associated with the project loan from Funding Corp.

     The Navy II partnership's cash used in financing activities increased by $66.9 million in 2000 as compared to 1999, primarily due to the project loan from Funding Corp in 1999, partially offset by both lower repayments of project financing loans and decreased distributions to partners in 2000.

     The Navy I partnership's cash flows from operating activities decreased by $7.5 million in 1999 as compared to 1998, primarily due to financing costs associated with the short term debt obtained to complete the purchase of CalEnergy's interest in the Navy I partnership and also due to the interest cost relating to the $413.0 million senior secured notes issued on May 28, 1999.

     Cash used in investing activities at the Navy I partnership increased by $16.6 million in 1999 as compared to 1998, primarily as a result of an increase in restricted cash requirements associated with the project loan from Funding Corp.

     The Navy I partnership's cash flows from financing activities increased by $34.9 million in 1999 as compared to 1998, as a result of the project loan from Funding Corp. offset by increased distributions to partners.

     The BLM partnership's cash flows from operating activities decreased by $46.0 million in 1999 as compared 1998, primarily due to a decrease in energy revenues as a result of the switch to avoided cost in March 1999, and increased financing costs associated with the short term debt obtained to complete the purchase of CalEnergy's interest in the BLM partnership.

     Cash used in investing activities at the BLM partnership decreased by $3.9 million in 1999 as compared to 1998, primarily due to a decrease in capital expenditures offset by an increase in restricted cash requirements associated with the project loan from Funding Corp.

     The BLM partnership's cash used in financing activities decreased by $49.4 million in 1999 as compared to 1998, as a result of the project loan from Funding Corp. offset by increased distributions to partners.

     The Navy II partnership's cash flows from operating activities decreased by $10.0 million in 1999 as compared 1998, primarily due to financing costs associated with the short term debt obtained to complete the purchase of CalEnergy's interest in the Navy II partnership as well as increased steam transfers.

     Cash used in investing activities at the Navy II partnership increased by $51.7 million in 1999 as compared to 1998, primarily due to the increase in restricted cash requirements associated with the project loan from Funding Corp.

     The Navy II partnership's cash used by financing activities decreased by $67.3 million in 1999 as compared to 1998, as a result of the project loan from Funding Corp. offset by increased distributions to partners.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.


Risk Factors

     Operating the Coso projects involves, among other things, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Changes in these factors could make it more expensive to operate the Coso projects, or require additional capital expenditures, or reduce certain benefits currently available to the Coso partnerships. There are a variety of other risks that affect the Coso projects, some of which are beyond our control, including:

   * One or more of the Coso projects could perform below expected levels of output or efficiency;

   * In light of the uncertainty of the California energy market, Edison's financial viability is uncertain. If Edison were to enter into bankruptcy procedures, the power purchase contracts could be amended and any accounts receivable from Edison could be reduced or eliminated.

   * The Coso geothermal resource could be interrupted or unavailable;

   * Operating costs could increase;

   * Energy prices paid by Edison could decrease or terminate;

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

     In addition, the Coso partnerships must meet specified performance requirements under their respective power purchase agreements during the months of June through September to continue to qualify for the maximum capacity and capacity bonus payments. If one or more of the events listed above occur and substantially affect the performance of one or more of the plants during these months, operating revenues would be significantly decreased.


Item 8. Financial Statements and Supplementary Data.

                        CAITHNESS COSO FUNDING CORP. AND
                          COSO OPERATING PARTNERSHIPS

                                      Index


Caithness Coso Funding Corp:
----------------------------
KPMG LLP Independent Auditors Report                           F-1
Balance Sheet as of December 31, 2000 and 1999                 F-2
Statement of Income for the years ended
     December 31, 2000 and 1999                                F-3
Statement of Cash Flows for the years
     ended December 31, 2000 and 1999                          F-4
Notes to Financial Statements                                  F-5

Coso Finance Partners:
----------------------
KPMG LLP Independent Auditors Report                           F-6
PricewaterhouseCoopers LLP Report of
     Independent Accountant                                    F-7
Balance Sheets as of December 31, 2000 and 1999                F-8
Statements of Operations for the twelve-months
    ended December 31, 2000, two-months ended
    February 28, 1999, ten-months ended December 31,
    1999, twelve-months ended December 31, 1999 and
    twelve-months ended December 31, 1998                      F-9
Statements of Partners  Capital for the years
    ended December 31, 2000, 1999, and 1998                    F-10
Statements of Cash Flows for the twelve-months
    ended December 31, 2000, two-months ended
    February 28, 1999, ten-months ended December
    31, 1999, twelve-months ended December 31, 1999
    and twelve-months ended December 31, 1998                  F-11
Notes to Financial Statements                                  F-12

Coso Energy Developers:
-----------------------
KPMG LLP Independent Auditors Report                           F-13
PricewaterhouseCoopers LLP Report of Independent
    Accountants                                                F-14
Balance Sheets as of December 31, 2000 and 1999                F-15
Statements of Operations for the twelve-months ended
    December 31, 2000, two-months ended February 28,
    1999, ten-months ended December 31, 1999, twelve-
    months ended December 31, 1999 and twelve-months
    ended December 31, 1998                                    F-16
Statements of Partners Capital for the years
    ended December 31, 2000, 1999 and 1998                     F-17
Statements of Cash Flows for the twelve-months
    ended December 31, 2000, two-months ended
    February 28, 1999 ten-months ended December
    31, 1999, twelve-months ended December 31, 1999
    and twelve-months ended December 31, 1998                  F-18
Notes to Financial Statements                                  F-19

Coso Power Developers:
----------------------
KPMG LLP Independent Auditors Report                           F-20
PricewaterhouseCoopers LLP Report of
    Independent Accountants                                    F-21
Balance Sheets as of December 31, 2000 and 1999                F-22
Statements of Operations of the twelve-months
    ended December 31, 2000, two-months ended
    February 28, 1999, ten months ended December
    31, 1999, twelve-months ended December 31,
    1999 and twelve-months ended December 31, 1998             F-23
Statements of Partners Capital for the years
    ended December 31, 2000, 1999 and 1998                     F-24
Statements of Cash Flows for the twelve-months
    ended December 31, 2000, two-months
    ended February 28, 1999, ten-months ended
    December 31, 1999, twelve-months ended
    December 31, 1999 and twelve-months ended
    December 31, 1998                                          F-25
Notes to Financial Statements                                  F-26

Supplemental Unaudited Condensed quarterly
    Financial information for 2000 and 1999                    F-27

Coso Partnerships:
------------------
Supplemental Condensed Combined Financial
     Information for Coso Partnerships
Unaudited Condensed Combined Balance Sheets as
    of December 31, 2000 and 1999                              F-28
Unaudited Condensed Combined Statements of
    Operations for the  twelve-months ended
    December 31, 2000, two-months ended
    February 28, 1999, ten-months ended
    December 31, 1999, twelve months ended
    December 31, 1999 and twelve-months ended
    December 31, 1998                                          F-29
Unaudited Condensed Combined Statements of
    Cash Flows for the twelve-months ended
    December 31, 2000, two months ended
    February 28, 1999, ten-months ended December 31,
    1999, twelve-months ended December 31, 1999
    and twelve-months ended December 31 ,1998                  F-30
Notes to the Unaudited Condensed Combined
    Financial Statements                                       F-31

                          Independent Auditors Report




The Partners
Coso Funding Corp.:

We have audited the accompanying balance sheets of Caithness Coso Funding Corp. as of December 31, 2000 and 1999, and the related statements of income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caithness Coso Funding Corp. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



March 16, 2001


/s/ KMPG LLP
------------
    KPMG LLP

                                             CAITHNESS COSO FUNDING CORP.

                                                    Balance Sheets

                                              December 31, 2000 and 1999

                                                (Dollars in thousands)



                   Assets                                                                 2000                1999
                                                                                   ----------------    ----------------

Accrued interest receivable                                                     $          1,286               1,392
Project loan to Coso Finance Partners                                                    134,984             151,550
Project loan to Coso Energy Developers                                                   100,907             107,900
Project loan to Coso Power Developers                                                     94,176             153,550
                                                                                   ----------------    ----------------

                   Total assets                                                 $        331,353             414,392
                                                                                   ================    ================
                   Liabilities and Stockholders Equity

Senior secured notes:
Accrued interest payable                                                        $          1,286               1,392
    6.8% notes due December 15, 2001                                                      27,067             110,000
    9.05% notes due December 15, 2009                                                    303,000             303,000
                                                                                   ----------------    ----------------

                   Total liabilities                                                     331,353             414,392

Stockholders equity (note 5)                                                               --                  --
                                                                                   ----------------    ----------------

                   Total liabilities and stockholders equity                   $        331,353             414,392
                                                                                   ================    ================


See accompanying notes to financial statements.

                                             CAITHNESS COSO FUNDING CORP.

                                                 Statements of Income

                                        Years ended December 31, 2000 and 1999

                                                 (Dollars in thousands)



                                                                                          2000                 1999
                                                                                      -------------        -------------

Revenue:
    Interest income                                                              $        30,799              20,491

Expense:
    Interest expense                                                                     (30,799)            (20,491)
                                                                                      -------------        -------------

Net income                                                                       $          --                  --
                                                                                      =============        =============
See accompanying notes to financial statements.


                                             CAITHNESS COSO FUNDING CORP.

                                               Statements of Cash Flows

                                        Years ended December 31, 2000 and 1999

                                                (Dollars in thousands)



                                                                                          2000                1999
                                                                                      ------------        ------------

Cash flows from investing activities                                             $        83,039            (414,392)
                                                                                      ------------        ------------
Cash flows from financing activities                                                     (83,039)            414,392
                                                                                      ------------        ------------

                     Net change in cash                                                     --                  --

Cash at beginning of year                                                                   --                  --
                                                                                      ------------        ------------

Cash at end of year                                                              $          --                  --
                                                                                      ============        ============
Supplemental cash flow disclosures:
    Interest paid                                                                $        30,905              20,491
                                                                                      ============        ============


See accompanying notes to financial statements.

                          CAITHNESS COSO FUNDING CORP.

                           Notes to Financial Statements

                           December 31, 2000 and 1999

                             (Dollars in thousands)


(1) Organization of the Corporation Caithness Coso Funding Corp. (Funding Corp.), which was incorporated on April 22, 2000, is a single-purpose Delaware corporation formed to issue senior secured notes (Notes) for its own account and as an agent acting on behalf of Coso Finance Partners
     (CFP), Coso Energy Developers (CED), and Coso Power Developers (CPD), collectively, the "Partnerships." The Partnerships are California general partnerships.

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


(2)  Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders equity, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     Basedon quoted market rates of the senior secured notes, the fair value of the project loans and underlying Notes as of December 31, 2000 and 1999 are $26,796 and $108,900, respectively, for the Notes maturing in 2001, and $322,979 and $301,485, respectively, for the Notes maturing in 2009.

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities. " In June 2000,FASB issued SFAS No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133 and addressed certain implementation issues. SFAS No. 133, as amended, requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not have any derivative instruments and therefore the adoption of SFAS No. 133, as amended, in the first quarter of 2001, will not have any effect on Funding Corp's financial statements.


(3) Project Loans to the Partnerships

     Pursuant to each Credit Agreement, each partnership shall make project loan payments in scheduled installment amounts which, in the aggregate, are sufficient to enable Funding Corp. to pay scheduled principal and interest on the Notes (see note 4).

     The Notes are general obligations of Funding Corp., and are secured and perfected by: (1)first priority pledge of the promissory notes evidencing each partnership's obligation to repay the loan; (2) first priority lien on the funds in the debt service cash accounts of the Partnerships; and (3) first priority pledge of all of the outstanding capital stock of Funding Corp. These obligations are unconditionally guaranteed by the Partnerships and are secured and perfected by substantially all assets of the Partnerships and the equity interests in the Partnerships. Funding Corp., CPD, CED, and CFP are jointly and severally liable for the repayment of the Notes.


(4)  Senior Secured Notes

     On May 28, 1999, Funding Corp. completed a $413,000 underwritten public debt offering consisting of $110,000 6.8% senior secured notes due 2001 and $303,000 9.05% senior secured notes due 2009. The Notes were issued under an indenture dated as of May 28, 1999 between Funding Corp. and the trustee, U.S. Bank Trust NA. Payment of the Notes is provided for by payments to be made by the Partnerships on their respective project loans (see note 3). Interest is payable each June 15 and December 15. As of December 15, 2000 and 1999, the principal payments of $30,268 were made and $52,665 was available for payment by the trustee. The trustee paid the $52,665 to the noteholders on January 19, 2000. The failure to make the principal payment on December 15, 1999 did not result from lack of performance on the part of Funding Corp. or the Partnerships, and Funding Corps. management believes this is not an event of default.

     The annual maturity of the senior secured notes for each year ending December 31 is as follows:

           Year ending December 31                         Amount
     -------------------------------------             -------------

                   2001                           $       27,067
                   2002                                   21,771
                   2003                                   27,618
                   2004                                   31,332
                   2005                                   35,480
                Thereafter                               186,799
                                                      -------------
                                                  $      330,067
                                                      =============

     The Note indentures contain certain restrictive covenants that, among other things, limit the ability to incur additional indebtedness, release funds from reserve accounts, make distributions, create loans, and enter into any transaction, merger, or consolidation.

(5)  Stockholders Equity

     Funding Corp. is authorized to issue 1,000 shares of common stock, $.01 par value per share. Upon incorporating in 1999, Funding Corp. issued 100 common shares each to CFP, CED, and CPD.

(6)  Risks and Uncertainties

     The Partnerships future result of operations involve a number of risks and uncertainties. Increases in natural gas prices and an imbalance betweeen supply and demand, among other factors, has lead to significant increases in wholesale electricity prices in California. Southern California Edison (Edison)is the only customer of the Partnerships. Edison had previously agreed to fixed tariffs with their retail customers that were significantly below the wholesale prices they pay in California. This resulted in significant under-recoveries by Edison of their electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the Partnerships, pending a permanent solution to its liquidity crisis.

     In 2001, the Partnerships have continued to sell electricity under their existing Power Purchase Contracts with Edison. The State of California is expected to enact a law that will, among other things, provide for long-term price stability and payments to qualifying facilities, such as the Partnerships. Under the draft legislation currently being considered by the California legislature, the Partnerships believe that they will ultimately collect a sufficient amount of revenue from their electricity sales to fund their operations.

                          Independent Auditors Report


The Partners and Management Committee
Coso Finance Partners:


We have audited the accompanying balance sheets of Coso Finance Partners as of, December 31, 2000 and 1999, and the related statements of operations, partners capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. The combined financial statements of Coso Finance Partners and Coso Finance Partners II as of and for the year ended December 31, 1998 were audited by other auditors whose report, dated February 12, 1999 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2000 and 1999 financial statements referred to above present fairly, in all material respects, the financial position of Coso Finance Partners as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 3 to the financial statements, effective February 25, 1999, Caithness Acquisition Company, LLC acquired all of the partnership interest not already owned by its affiliates, ESCA LLC and ESCA II Limited Partnership, in a business combination accounted for as a purchase. As a result of the acquisition, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.


March 16, 2001




/s/ KPMG LLP
------------
    KPMG LLP

                        Report of Independent Accountants



To the Partners of Coso Finance Partners and Coso Finance Partners II

In our opinion, the combined financial statements listed in the accompanying index present fairly, in all material respects, the combined results of operations and cash flows of Coso Finance Partners and Coso Finance Partners II for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the combined financial statements of Coso Finance Partners and Coso Finance Partners II for any period subsequent to December 31, 1998.

As discussed in Note 2 to the combined financial statements, the Partnerships adopted in 1998 Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities."


/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
    PricewaterhouseCoopers LLP



San Francisco, California
February 12, 1999


                                                 COSO FINANCE PARTNERS

                                                    Balance Sheets

                                          December 31, 2000 and 1999 (note 3)

                                                (Dollars in thousands)



                   Assets                                                                 2000                1999
                                                                                    ----------------    ----------------

Cash and cash equivalents                                                       $          3,506               7,821
Restricted cash and investments (note 2)                                                  22,996              25,001
Accounts receivable, net (note 2)                                                            521               5,634
Prepaid expenses and other assets                                                            809                 --
Amounts due from related parties  (note 8)                                                 1,960               4,508
Property, plant, and equipment,  net (notes 3 and 5)                                     149,076             153,879
Investment in China Lake Plant Services, Inc. (note 4)                                     4,072               4,212
Power purchase contract, net (note 3)                                                     12,240              13,388
Deferred financing costs, net (note 2)                                                     3,229               3,749
                                                                                    ----------------    ----------------

                   Total assets                                                 $        198,409             218,192
                                                                                    ================    ================

                   Liabilities and Partners' Capital

Accounts payable and accrued liabilities (note 6)                               $         15,857              16,716
Amounts due to related parties (note 8)                                                      697                 564
Project loans (note 7)                                                                   134,984             151,550
                                                                                    ----------------    ----------------

                   Total liabilities                                                     151,538             168,830


Commitments and contingencies (notes 6, 7, and 9)

Partners' capital                                                                          46,871              49,362
                                                                                    ----------------    ----------------

                   Total liabilities and partners' capital                      $         198,409             218,192
                                                                                    ================    ================


See accompanying notes to financial statements.



                                                 COSO FINANCE PARTNERS

                                               Statements of Operations

                                Years ended December 31, 2000, 1999, and 1998 (note 3)

                                                (Dollars in thousands)


                                                                                                           Combined
                                                                                                        CFP and CFP II
                                                                                                           (note 3)
                                                                                                       -----------------
                                        Twelve months     Two months     Ten months   Twelve months     Twelve months
                                            ended           ended           ended         ended              ended
                                         December 31,    February 28,    December 31,  December 31,      December 31,
                                             2000            1999           1999           1999              1998
                                         --------------  -------------  -------------  --------------  -----------------
                                                         (old basis)    (new basis)                      (old basis)
Revenue:
    Energy revenues                   $      53,387           8,098         34,196         42,294            39,580
    Capacity payments                        14,266             474         12,898         13,372            13,573
    Interest and other income                 2,506             824          1,410          2,234               585
                                         --------------  -------------  -------------  --------------  -----------------

           Total revenue                     70,159           9,396         48,504         57,900            53,738
                                         --------------  -------------  -------------  --------------  -----------------

Operating expenses:
    Plant operating expenses                  8,609           2,556          7,461         10,017            10,020
    Royalty expense(note 6)                  10,921             987          9,170         10,157             6,824
    Depreciation and amortization             9,594           1,604          7,978          9,582            12,081
    Provision for doubtful accounts
      (note 2)                               15,234             --             --             --                --
    Edison legal expenses and
      settlement costs (note 9)                --               569          1,804          2,373             2,969
                                         --------------  -------------  -------------  --------------  -----------------

           Total operating expenses          44,358           5,716         26,413         32,129            31,894
                                         --------------  -------------  -------------  --------------  -----------------

           Operating income                  25,801           3,680         22,091         25,771            21,844
                                         --------------  -------------  -------------  --------------  -----------------

Other expenses:
    Interest expense                         12,493             645          8,966          9,611             4,210
    Interest expense - acquisition debt         --              --           1,962          1,962               --
    Costs related to acquisition debt           --              --           1,611          1,611               --
    Amortization on deferred financing          520              18            373            391               123
                                         --------------  -------------  -------------  --------------  -----------------

           Total other expenses              13,013             663         12,912         13,575             4,333
                                         --------------  -------------  -------------  --------------  -----------------

           Income before extraordinary
             item and cumulative effect
             of change in accounting
             principle                       12,788           3,017          9,179         12,196            17,511

Extraordinary item - loss on
    extinguishment of debt (note 7)             --              --           2,375          2,375               --
Cumulative effect of change in
    accounting principle:
    start-up activities (note 2)                --              --             --             --                923
                                         --------------  -------------  -------------  --------------  -----------------

           Net income                 $      12,788           3,017          6,804          9,821            16,588
                                         ==============  =============  =============  ==============  =================


See accompanying notes to financial statements.



                                                             COSO FINANCE PARTNERS

                                                         Statements of Partners' Capital

                                            Years ended December 31, 2000, 1999, and 1998 (note 3)

                                                             (Dollars in thousands)



                                      Cost Finance Partners                    Coso Finance Partners II
                                -------------------------------------      ------------------------------------

                                                                                      China Lake
                                               China Lake     New        ESCA II      Geothermal
                                    ESCA       Operating      CLOC,      Limited      Management       New
                                    LLC      Company, Inc.    LLC      Partnership    Company, Inc.    CLGMC       Total
                                ----------   -------------  ---------  -----------    -------------  ----------  --------

Balance at December 31, 1997    $  69,856        64,814        --         11,297         9,601           --       155,568

Net income (loss)                   8,974         7,769        --           (83)          (72)           --        16,588

Distributions to partners         (11,912)      (10,311)       --           --            --             --       (22,223)
                                ----------    ----------    ---------- ----------     ----------    ---------- ----------

Balance at December 31, 1998       66,918        62,272        --         11,214         9,529           --       149,933

Transfer of capital                  --         (62,272)     62,272         --          (9,529)         9,529        --

Combination reclassifications      11,214          --         9,529      (11,214)         --           (9,529)       --

Net income                          5,264          --         4,557         --            --             --         9,821

Effect of purchase accounting        --            --        (6,935)        --            --             --        (6,935)

Distribution to partners          (55,453)         --       (48,004)        --            --             --      (103,457)
                                ----------    ----------    ---------- ----------     ----------    ---------- ----------

Balance at December 31, 1999       27,943          --        21,419         --            --             --        49,362

Net income                          6,854          --         5,934         --            --             --        12,788

Distributions to partners          (8,190)         --        (7,089)        --            --             --       (15,279)
                                ----------    ----------    ---------- ----------     ----------    ---------- ----------

Balance at December 31, 2000    $  26,607          --        20,264         --            --             --        46,871
                                ==========    ==========    ========== ==========     ==========    ========== ==========


See accompanying notes to financial statements.

                                                 COSO FINANCE PARTNERS

                                               Statements of Cash Flows

                                Years ended December 31, 2000, 1999, and 1998 (note 3)

                                                (Dollars in thousands)
                                                                                                                         Combined
                                                                                                                      CFP and CFP II
                                                                                                                         (note 3)
                                                                                                                      -------------
                                                            Twelve months   Two months    Ten months   Twelve months  Twelve months
                                                                ended         ended         ended          ended          ended
                                                             December 31,   February 28,  December 31,   December 31,  December 31,
                                                                2000          1999           1999           1999           1998
                                                            -------------  ------------  -------------  -------------  ------------
                                                                           (old basis)    (new basis)                   (old basis)

Cash flows from operating activities:
   Net income                                           $    12,788          3,017         6,804          9,821          16,588
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                         9,594          1,604         7,978          9,582          12,081
        Amortization of deferred financing costs                520             18           373            391             123
        Provision for doubtful accounts                      15,234            --            --             --              --
        Write-off of deferred financing costs                   --             --            177            177             --
        Cumulative effect of accounting change                  --             --            --             --              923
        Changes in operating assets and liabilities:
          Accounts receivable, prepaid
            expenses, and other assets                      (10,930)         1,015          (994)            21          (1,277)
          Investment in China Lake Plant Services, Inc.         140             19           (92)           (73)           (172)
          Accounts payable and accrued liabilities             (859)           378         4,253          4,631           3,233
          Amounts due from related parties                    2,548         (1,751)        1,025           (726)             51
          Amounts due to related parties                        133            594           (30)           564             378
                                                         -------------  ------------  -------------  -------------  ---------------
                 Net cash provided by
                    operating activities                     29,168          4,894        19,494         24,388          31,928
                                                         -------------  ------------  -------------  -------------  ---------------

Cash flows from investing activities:
   Capital expenditures                                      (3,643)          (571)       (5,904)        (6,475)         (6,448)
   Decrease (increase) in restricted cash                     2,005           (194)      (17,425)       (17,619)         (1,045)
                                                         -------------  ------------  -------------  -------------  ---------------
                 Net cash used in
                 investing activities                        (1,638)          (765)      (23,329)       (24,094)         (7,493)
                                                         -------------  ------------  -------------  -------------  ---------------

Cash flows from financing activities:
   Distributions to partners                                (15,279)           --       (103,457)      (103,457)        (22,223)
   Increase in project financing debt                           --             --        151,550        151,550             --
   Repayment of project financing loans                     (16,566)           --        (40,566)       (40,566)         (5,100)
                                                         -------------  ------------  -------------  -------------  ---------------
                 Net cash (used in) provided by
                  financing activities                      (31,845)           --          7,527          7,527         (27,323)
                                                         -------------  ------------  -------------  -------------  ---------------

                 Net change in cash and
                 cash equivalents                            (4,315)         4,129         3,692          7,821          (2,888)

Cash and cash equivalents at beginning of period              7,821            --          4,129            --            2,888
                                                         -------------  ------------  -------------  -------------  ---------------

Cash and cash equivalents at end of period              $     3,506          4,129         7,821          7,821             --
                                                          =============  ============  =============  =============  ==============

Supplemental cash flow disclosure:
   Cash paid for interest                               $    12,532            --         10,694         10,694           4,210
                                                          =============  ============  =============  =============  ==============

Schedule of noncash investing activities
   as a result of purchase:
        Fair value of power purchase contract           $      --              --         14,344         14,344             --
        Reduction in property, plant, and equipment            --              --        (24,316)       (24,316)            --
        Net increase in other assets                           --              --          3,733          3,733             --
        Liabilities assumed                                    --              --           (696)          (696)            --
                                                         -------------  ------------  ------------   -------------  ----------------
                 Reduction in partners capital          $      --              --         (6,935)        (6,935)            --
                                                         =============  ============  =============  =============  ================

See accompanying notes to financial statements.


                              COSO FINANCE PARTNERS

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998



(1)  Organization, Operation, and Business of the Partnerships

     Coso Finance Partners (CFP or the Partnership) and Coso Finance Partners II (CFP II) were formed on July 7, 1987 in connection with the refinancing of the construction of a 30-net-megawatt (NMW) geothermal power plant and the expansion of that power plant from 30 NMW to approximately 80 NMW, constructed on behalf of China Lake Joint Venture (CLJV) on land at the China Lake Naval Air Weapons Station, Coso Hot Springs, China Lake, California.

     CFP acquired the assets and assume the liabilities of CLJV insofar as they related to the first turbine generator set of the power plant and the related geothermal resources. CFP II acquired the assets and assumed the liabilities of CLJV insofar as they related to the second and third turbine generator sets, together with the related geothermal resources. The three turbine generators that comprise the power plant have the capacity to produce an aggregate of approximately 80 NMWs. CFP and CFP II were formed as separate entities in order to facilitate bank financing of the completed power plant and power plants under construction, respectively. In 1988, CFP II assigned its assets and liabilities to CFP in exchange for a royalty of 5% of the value of the steam produced.

     During 1999, CFP merged with CFP II with CFP surviving as a general partnership owned by ESCA LLC (ESCA) and New CLOC Company, LLC (New CLOC), both Delaware limited liability companies. CFP and CFP II were general partnerships between China Lake Operating Company (CLOC), a Delaware corporation wholly owned by CalEnergy Company, Inc. (CalEnergy), now known as MidAmerican Energy Holding Company and ESCA, and China Lake Geothermal Management Company (CLGMC), a Delaware corporation wholly owned by CalEnergy, and ESCA II Limited Partnership (ESCA II), respectively. ESCA was a California limited liability company between Caithness Geothermal 1980, Ltd., Caithness Power, L.L.C., and ESI Geothermal, Inc. (ESI) (a subsidiary of FPL Group, Inc.). ESCA II was a California limited partnership between Caithness Geothermal 1980, Ltd., Mojave Power II, Inc. and ESI Geothermal II, Inc. (a subsidiary of FPL Group, Inc.).

     On February 25, 1999, Caithness Acquisition Company, LLC (CAC), a wholly owned subsidiary of Caithness Energy, LLC and an affiliate of ESCA and ESCA II, purchased all of CalEnergy's interest in CLOC and CLGMC (see note 3) and formed two wholly owned subsidiaries, New CLOC, a Delaware limited liability company, and New CLGMC Company (New CLGMC), a Delaware limited liability company. In May of 1999, CFP II merged into CFP, ESCA II merged into ESCA, and New CLGMC merged into New CLOC. In October 1999, CAC purchased all of ESI's interest in ESCA and ESCA II. The new managing partner of CFP became New CLOC.

     Since CFP and CFP II operated under common ownership and management control, the statements of operations and cash flows of CFP and CFP II for the year ended December 31, 1998 have been combined after elimination of intercompany amounts.

     The Partnership sells all electricity produced to Southern California Edison (Edison) under a 24-year power purchase contract expiring in 2011. Under the terms of this contract, Edison makes payments to CFP as follows:

* Contractual payments for energy delivered, which payments escalated at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). After the scheduled energy price period, the energy payment adjusted to the actual avoided energy cost experienced by Edison. In August 1997, the Partnership completed the first ten-year period. At that time, Edison ceased paying the scheduled energy rates. For the years ended December 31, 2000, 1999, and 1998, Edison's average avoided cost of energy was 5.80, 3.13, and 2.95 cents per kwh, respectively. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Partnership cannot predict the likely level of avoided cost of energy prices under the 24-year power purchase contract and, accordingly, the revenues generated by the Partnership could fluctuate significantly;

* Capacity payments which remain fixed over the life of the contract to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the contract; and

* Bonus payments to the extent that actual energy delivered exceeds 85% of the plant capacity stated in the contract. In 2000, 1999, and 1998, the bonus payments aggregated $2,250, $1,345, and $1,510, respectively.

     CalEnergy served as the operator for CEP, maintaining the accounting records and operating the plant day-to-day, until February 1, 1999 at which time Coso Operating Company LLC (COC), a Delaware limited liability company, became operator pursuant to certain operations and maintenance agreements with CLOC, the managing general partner. COC was a wholly owned subsidiary of CalEnergy until February 25, 1999 when CalEnergy assigned all of its interest and rights in COC to CAC, which became manager and sole member.

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

     At formation, and as subsequently amended, the terms of the partnership agreements provided that distributable cash flow before "payout" was allocated 10% to CLOC as managing partner and 90% in proportion to the remaining sums necessary to be distributed to each partner to achieve payout. "Payout" occurred in June 1996 and is defined as the point at which each partner had received aggregate cash distributions from the 90% allocation in amounts equal to their accumulated cash contributions plus amounts equal to 10% simple interest on the cash contributions. For purposes of allocating net income to partners capital accounts, profits and losses are allocated based on the aforementioned percentages. For income tax purposes, certain deductions and credits are subject to special allocations as defined in the partnership agreements. Cash flow after "payout" is allocated 53.6% and 46.4% to ESCA and New CLOC (formerly CLOC/CLGMC), respectively.


(2)  Summary of Significant Accounting Policies

     Accounts Receivable and Revenue Recognition

     Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under the Power Purchase Contract (PPC). In addition, the U.S. Navy (Navy) reimburses CFP for electricity paid on their behalf (see note 6). As of December 31, 2000 and 1999, the balance due from the Navy was $477 and $480, respectively.

     Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Revenue was recognized based on the payment rates scheduled in CFP's PPC with Edison through August 1997. After August 1997, revenue is recognized based on Edison's avoided energy cost.

     In recent months, Edison has experienced significant undercollections resulting from the difference between revenues received from its customers through currently frozen rates and the cost of producing service to its customers, including procurement costs. Those undercollections have adversely affected Edison's liquidity and in turn they have not paid CFP for November and December revenues. Despite extensive and continuing negotiations with Edison, CFP has been unable to secure from Edison a firm indication of the time frame during which they can expect payment of their November and December receivables, nor the amount, if any, that Edison is prepared to pay. Therefore, an allowance for uncollectible amounts was established as of December 31, 2000, which totaled $15,234.

     Fixed Assets and Depreciation

     The costs of major additions and betterments are capitalized, while replacements, maintenance, and repairs which do not improve or extend the lives of the respective assets are expensed currently.

     Depreciation of the operating power plant and transmission line is computed on a straight-line basis over their estimated useful lives of 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.


     Recoverability of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets is not recoverable. The Partnership considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows before interest charges, the Partnership measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Partnership utilizes to evaluate potential investments. The Partnership estimates fair value based on the best information available using estimates, judgments, and projections as considered necessary.

     Start-Up Activities

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No.98-5 requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. CFP adopted this standard in 1998 and expensed applicable unamortized costs previously capitalized in connection with the start-up of CFP. The cumulative effect of the change in accounting principle was $923.

     Wells and Resource Development Costs

     The Partnership follows the full-cost method of accounting for costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs, the cost of drilling and equipping production wells, and administrative and interest costs directly attributable to the project, are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are 10 years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Deferred Plant Overhaul Costs and Well Rework Costs

     Plant overhaul costs are deferred and amortized over the estimated period between overhauls as these costs extend the useful life of the respective assets. These deferred costs of $497 and $292 at December 31, 2000 and 1999, respectively, are included in property, plant, and equipment. Currently, plant overhauls are amortized over three to four years from the point of completion.

     Production and injection rework costs are expensed as incurred. For the years ended December 31, 2000, 1999, and 1998, the costs were $42, $47, and $8, respectively.

     Reclassifications

     Certain reclassifications have been made to the 1999 balance sheet and the 1999 and 1998 statements of operations and cash flows to conform to the 2000 presentation.

     Deferred Financing Costs

     Deferred financing costs as of December 31, 2000 and 1999 consist of loan fees and other costs of financing that are amortized over the term of the related financing. In 1999 fees of $1,984 associated with certain short-term financing were fully expensed and included in costs related to acquisition debt, and a refinancing of this debt resulted in new deferred financing costs of $4,122. The $215 balance of the deferred financing costs at the date of acquisition related to the refinanced project debt was included in the extraordinary loss recorded at the time of the refinancing (see note 7). Accumulated amortization at December 31, 2000 and 1999 was $893 and $373, respectively.

     Income Taxes

     There  is  no  provision   for  income  taxes  since  such  taxes  are  the
     responsibility of the partners.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Partnership considers all money market instruments purchased with an initial maturity of three months or less to be cash equivalents.

     Restricted Cash and Investments

     As of December 31, 2000 and 1999, all of the Partnership's investments were classified as held to maturity and reported at amortized cost. Restricted cash and investments include a capital expenditure reserve and a sinking fund, related to a lump-sum royalty payment of $25,000 to be paid to the Navy in 2009 (see note 6) totaling $9,838 and $8,583 at December 31, 2000 and 1999, respectively. This account comprised various mortgage-backed securities with maturities ranging from 2000 through 2005. Restricted cash and investments also includes a sinking fund for the project debt service required by the project loans (see note 7). The carrying amount of restricted cash and investments at December 31, 2000 and 1999 approximated fair value, which is based on quoted market prices as provided by the financial institution which holds the investments.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and partners capital and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, expenses, and allocation of profits and losses during the period. Actual results could differ significantly from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties, approximated fair value as of December 31, 2000 and 1999, because of the relatively short maturity of these instruments. The project loans as of December 31, 2000 and 1999 have an estimated fair value of $132,103 and $150,647, respectively, based on the quoted market price of the senior secured notes and the Coso Funding Corp. notes, respectively (see note 7).

     The investment in China Lake Plant Services, Inc. approximates the fair value.

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133 and addressed certain implementation issues. SFAS No. 133, as amended requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Partnership does not have any derivative instruments and therefore the adoption of SFAS No. 133, as amended, in the first quarter of 2001, will not have any effect on the Partnership's financial statements.


(3)  Acquisition Accounting

     On February 25, 1999, CAC purchased all of CalEnergy's interest in CFP and CFP II, Coso Energy Developers (CED), and Coso Power Developers (CPD), collectively known as the Coso Partnerships, for approximately $205,500 in cash plus the assumption of debt of approximately $139,800. The purchase price allocated to CFP was approximately $62,000 plus the assumption of debt of approximately $40,600. The acquisition was accounted for under the purchase method, and no goodwill was recorded. After CAC's purchase of CalEnergy's interest in CFP, a new basis of accounting was adopted and, therefore, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.

     The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair value, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro rata basis. These adjustments resulted in a net decrease of $24,316 in the recorded amounts of property, plant, and equipment, and an increase of $14,344 in the recorded amounts for the power purchase contract. The power purchase contract is being amortized on a straight-line basis over the remaining term of the power purchase contract of 12.5 years as of the date of acquisition. Accumulated amortization on the power purchase contract at December 31, 2000 and 1999 was $2,104 and $956, respectively.


(4)  Investment in China Lake Plant Services, Inc.

     China Lake Plant Services, Inc. (CLPSI) is a wholly owned subsidiary of CAC. CLPSI purchases, stores, and distributes spare parts to CFP, CED, and CPD. Also, certain other facilities utilized by the Coso Partnerships are held by CLPSI. CFP's investment in CLPSI represents funds advanced for the purchase of spare parts inventory and other assets. Spare parts inventory held by CLPSI on behalf of CFP is valued at the lower of cost or market.


(5)  Property, Plant, and Equipment

     Property, plant, and equipment at December 31, 2000 and 1999 consist of the following:


                                                   2000              1999
                                                   ----              ----

     Power plant and gathering system        $    154,506           151,282
     Transmission line                              5,746             5,705
     Wells and resource development costs          68,466            68,170
                                                   ------            ------
                                                  228,718           225,157
     Less accumulated depreciation and
         amortization                             (79,642)          (71,278)
                                                  -------           -------
                                             $    149,076           153,879
                                                  =======           =======


     The transmission line costs represent the Partnership's share of the costs of construction of transmission lines from Inyokern, California to the Edison substation at Kramer, California and from Kramer to the Edison substation at Victorville, California.


(6)  Royalty Expense

     Royalty expense is summarized as follows:


                            2000                1999                1998
                           ------              ------               -----

     Unit 1              $  3,824               3,852               3,114
     Units 2 and 3          7,097               6,305               3,710
                           ------              ------               -----
     Total               $ 10,921              10,157               6,824
                           ======              ======               =====


     The power plant is located on land owned by the Navy and governed under the terms of a 30-year contract. To develop geothermal energy on its lands, CFP pays a royalty for the first turbine unit only by paying the Navy's monthly Edison bill for specified quantities of electricity and, in return, is reimbursed at a set rate for such quantities of electricity. During 2000, 1999, and 1998, CFP was reimbursed for approximately 76% of the amount of the Nav's Edison bills paid by CFP. The royalties for the second and third turbines increased from 10% of related revenues to 15% in December 1998 and will increase to 20% in December 2003.

     In addition, CFP is required to pay the Navy $25,000 in December 2009, the date the contract expires. The payment is secured by funds placed on deposit monthly, which funds plus accrued interest will aggregate $25,000. Currently, the monthly amount to be deposited is approximately $60. The balance included in accounts payable and accrued liabilities at December 31, 2000 and 1999 was $9,862 and $8,583, respectively.


(7)  Project Loans

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

     On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.) raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $151,550 to CFP from the $413,000 debt raised from the offering of senior secured notes on terms consistent with those of the senior secured notes. The loan consists of one note of $29,000 at 6.80% and another of $122,550 at 9.05% with payments due at various dates through December 15, 2001 and December 15, 2009, respectively, beginning December 15, 1999. As of December 15, 1999, the principal payment of $5,556 was available for payment by the trustee. The trustee paid this amount to the noteholders on January 19, 2000. The trustee's failure to make the principal payment on December 15, 1999 did not result from the lack of performance on the part of Funding Corp. or the Partnership, and the Partnership's management believes this is not an event of default. Furthermore, all related penalties will be assumed by the trustee. Through this financing the existing project loan and short-term financing of approximately $118,176 were repaid and an extraordinary loss of approximately $2,375 from the early extinguishment of this debt was incurred. The extraordinary loss was due to a premium and other costs incurred to pay the existing project loan before its maturity date.

     The annual maturity of the project loans for each year ending December 31 is as follows:


                Year ending December 31                  Amount
             -----------------------------          ----------------

                        2001                       $     12,434
                        2002                             11,597
                        2003                             13,408
                        2004                             10,694
                        2005                             15,100
                     Thereafter                          71,751
                                                    ----------------
                                                   $    134,984
                                                    ================


     The loans contain certain restrictive covenants that, among other things, limit the Partnershi's ability to incur additional indebtedness, release funds from reserve accounts, make distributions, create liens, and enter into any transaction of merger or consolidation.

     The Partnership, Funding Corp., CPD, and CED are jointly and severally liable for the repayment of the senior secured notes.

     The annual maturity of the senior secured notes for each year ending December 31 is as follows:


                Year ending December 31                  Amount
             -----------------------------          ----------------

                        2001                       $     27,067
                        2002                             21,771
                        2003                             27,618
                        2004                             31,332
                        2005                             35,480
                     Thereafter                         186,799
                                                    ----------------
                                                   $    330,067
                                                    ================


(8)  Related Party Transactions

     The amounts due from and to related parties at December 31, 2000 and 1999 consist of the following:


                                                 2000            1999
                                                 ----            ----
     Amounts due from related parties:
         Coso Operating Company            $        --           1,663
         CPD for steam sharing                   1,357           2,807
         CED for steam sharing                     603              38
                                                -------         --------
                                           $     1,960           4,508
                                                =======         ========

     Amounts due to related parties:
         Caithness Coso Funding Corp.      $       525             564
         Coso Operating Company                     60              --
         Caithness Operating Company               112              --
                                                -------         -------
                                           $       697             564
                                                =======         ========


     COC is reimbursed monthly for non-third-party costs incurred on behalf of CFP. These costs are comprised principally of direct operating costs of CFP geothermal facility, allocable general and administrative costs, and an operator fee. The amount due from COC relates to advances for payments of operating expenses. The amount due to COC relates to reimbursements for payment of operating expenses.

     Both CalEnergy and ESCA were reimbursed at approved amounts for their respective costs incurred in relation to the CFP Management Committee. For the years ended December 31, 2000, 1999, and 1998, CalEnergy received $-0-, $25, and $147, respectively, while ESCA received $-0-, $129, and $221, respectively.

     As of May 28, 1999, the management committee fee was eliminated and replaced by a non-managing fee payable to ESCA. For the years ended December 31, 2000 and 1999, ESCA received $234 and $129, respectively.

     The amount due to Funding Corp. is accrued interest for fifteen days in December related to the project loans.

     The amount due to Caithness Operating Company relates to reimbursements for payments of operating expenses.

     CFP is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The charges to CFP from CLPSI in 2000, 1999, and 1998 were approximately $43, $65, and $532, respectively.

     During 1994, the Coso Partnerships entered into steam sharing agreements under which the partnerships may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the partnerships. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CFP steam sharing revenue, net of royalties and other related costs, amounted to $5,962, $17,579, and $17,556 in 2000, 1999, and 1998, respectively.


(9)    Settlement of Litigation

     In February 2000, the Partnership, CED, and CPD reached a settlement with Edison, subject to the approval of the California Public Utilities Commission (CPUC), which approval was received in December 2000. The case has not been dismissed pending completion of certain obligations under the settlement agreements. The cost of the settlement will be allocated among the Coso Partnerships. A portion of that cost was reflected in the purchase accounting applied to the acquisition of CalEnergy's interest in the Partnership (see note 3). The balance of the settlement was charged to settlement of litigation and related expenses.

     In June 1999, the Partnership, CED, CPD, Fuji Electric Co., Ltd. and Fuji Electric Corporation of America (Fuji) reached a settlement agreement. Fuji, in consideration of the settlement agreement, must send various equipment or spare parts to the Coso Partnerships.


(10)   Risks and Uncertainties

     The Partnership's future results of operations involve a number of risks and uncertainties. Increases in natural gas prices and an imbalance between supply and demand, among other factors, has lead to significant increases in wholesale electricity prices in California. Edison had previously agreed to fixed tariffs with their retail customers that were significantly below the wholesale prices they pay in California. This resulted in significant under-recoveries by Edison of their electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by CFP, pending a permanent solution to its liquidity crisis (see note 2).

     In 2001, the Partnership has continued to sell electricity under its existing PPC with Edison. The State of California is expected to enact a law that will, among other things, provide for long-term price stability and payments to qualifying facilities, such as the Partnership. Under the draft legislation currently being considered by the California legislature, the Partnership believes that it will ultimately collect a sufficient amount of revenue from its electricity sales to fund its operations.

                           Independent Auditors Report


The Partners and Management Committee
Coso Energy Developers:


We have audited the accompanying balance sheets of Coso Energy Developers as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Coso Energy Developers as of and for the year ended December 31, 1998 were audited by other auditors, whose report dated February 12, 1999 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2000 and 1999 financial statements referred to above present fairly, in all material respects, the financial position of Coso Energy Developers as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 3 to the financial statements, effective February 25, 1999, Caithness Acquisition Company, LLC acquired all of the partnership interest not already owned by its affiliates, Caithness Coso Holdings LLC, in a business combination accounted for as a purchase. As a result of the acquisition, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.




March 16, 2001


/s/ KPMG LLP
------------
    KPMG LLP

                        Report of Independent Accountants



     To the Partners of Coso Energy Developers

In our  opinion,  the  financial  statements  listed in the  accompanying  index present fairly, in all material respects, the results of operations and cash flows of Coso Energy Developers for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of Coso Energy Developers for any period subsequent to December 31, 1998.


As discussed in Note 2 to the financial statements, the Partnership adopted in 1998 Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities."


/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
    PricewaterhouseCoopers LLP



San Francisco, California
February 12, 1999


                                      F14

                                               COSO ENERGY DEVELOPERS

                                                   Balance Sheets

                                         December 31, 2000 and 1999 (note 3)

                                               (Dollars in thousands)



                 Assets                                            2000                 1999
                                                              ----------------    ---------------

Cash and cash equivalents                                    $     5,862               6,423
Restricted cash and investments (note 2)                          14,502               9,806
Accounts receivable, net (note 2)                                     40               6,095
Prepaid expenses and other assets                                  1,013                 100
Amounts due from related parties (note 8)                            365                 761
Property, plant, and equipment (notes 3 and 6)                   153,618             165,650
Investment in China Lake Plant Services, Inc. (note 5)             1,051               1,228
Investments in Coso Transmission Line Partners (note 4)            2,871               2,981
Power purchase contract, net (note 3)                             19,510              20,549
Deferred financing costs, net (note 2)                             2,480               2,798
                                                              ----------------    ---------------

                 Total assets                                $   201,312             216,391
                                                              ================    ===============


                 Liabilities and Partners' Capital

Accounts payable and accrued liabilities                     $     6,839               6,681
Amounts due to related parties (note 8)                           24,321              22,460
Project loan (note 7)                                            100,907             107,900
                                                              ----------------    ---------------

                 Total liabilities                               132,067             137,041


Commitments and contingencies (notes 7 and 9)

Partners' capital                                                 69,245              79,350
                                                              ----------------    ---------------

                 Total liabilities and partners' capital     $   201,312             216,391
                                                              ================    ===============


See accompanying notes to financial statements.




                                                COSO ENERGY DEVELOPERS

                                               Statements of Operations

                                Years ended December 31, 2000, 1999, and 1998 (note 3

                                                (Dollars in thousands)



                                             Twelve months   Two months     Ten months    Twelve months  Twelve months
                                                ended           ended         ended          ended           ended
                                              December 31,    February 28,   December 31,  December 31,    December 31,
                                                 2000            1999           1999          1999            1998
                                            --------------  -------------- ------------- --------------  --------------
                                                             (old basis)   (new basis)                    (old basis)
Revenues:
  Energy revenues                         $      43,513          16,716        19,223         35,939          93,352
  Capacity payments                              13,940             817        13,121         13,938          13,847
  Interest and other income                       8,125              78           988          1,066           1,181
                                            --------------  -------------- ------------- --------------  --------------

         Total revenues                          65,578          17,611        33,332         50,943         108,380
                                            --------------  -------------- ------------- --------------  --------------

Operating expenses:
  Plant operating expense                        12,008           3,470        12,098         15,568          16,418
  Royalty expense                                 4,045           1,592         1,556          3,148          10,492
  Depreciation and amortization                  15,361           2,550        13,099         15,649          14,809
  Provision for doubtfull accounts(note 2)       15,279             --            --             --              --
  Edison legal expenses and
     settlement costs (note 9)                      --              569         3,600          4,169           2,968
                                            --------------  -------------- ------------- --------------  --------------

           Total operating expenses              46,693           8,181        30,353         38,534          44,687
                                            --------------  -------------- ------------- --------------  --------------

           Operating income                      18,885           9,430         2,979         12,409          63,693
                                            --------------  -------------- ------------- --------------  --------------

Other expenses:
    Interest expense                              9,174             602         6,708          7,310           6,107
    Interest expense - acquisition debt             --              --          1,415          1,415             --
    Costs related to acquisition debt               --              --          1,262          1,262             --
    Amortization on deferred financing              318              14           234            248             160
                                            --------------  -------------- ------------- --------------  --------------

      Total other expenses                        9,492             616         9,619         10,235           6,267
                                            --------------  -------------- ------------- --------------  --------------

      Income (loss) before extraordinary
           item and cumulative effect of
           change in accounting principle         9,393           8,814        (6,640)         2,174          57,426


Extraordinary item - loss on
    extinguishment of debt (note 7)                 --              --          1,822          1,822             --
Cumulative effect of change
    in accounting principle:
    start-up activities (note 2)                    --              --            --             --              953
                                            --------------  -------------- ------------- --------------  --------------
           Net income (loss)              $       9,393           8,814        (8,462)           352          56,473
                                            ==============  ============== ============= ==============  ==============


See accompanying notes to financial statements.

                                                COSO ENERGY DEVELOPERS

                                           Statements of Partners' Capital

                                Years ended December 31, 2000, 1999, and 1998 (note 3)

                                                (Dollars in thousands)



                                               Caithness             Coso
                                                 Coso             Hotsprings              New
                                               Holdings,         Intermountain            CHIP
                                                  LLC             Power, Inc.         Company, LLC           Total
                                            ----------------   ------------------   -----------------   ----------------

Balance at December 31, 1997             $      67,576               56,537                 --               124,113

Distributions to partners                       (9,046)              (8,349)                --               (17,395)

Net income                                      29,366               27,107                 --                56,473
                                            ----------------   ------------------   -----------------   ----------------

Balance at December 31, 1998                    87,896               75,295                 --               163,191

Transfer of capital                                --               (75,295)             75,295                  --

Distributions to partners                      (39,846)                 --              (36,780)             (76,626)

Net income                                         183                  --                  169                  352

Effect of purchase accounting                      --                   --               (7,567)              (7,567)
                                            ----------------   ------------------   -----------------   ----------------

Balance at December 31, 1999                    48,233                  --               31,117               79,350

Distributions to partners                      (10,139)                 --               (9,359)             (19,498)

Net income                                       4,884                  --                4,509                9,393
                                            ----------------   ------------------   -----------------   ----------------

Balance at December 31, 2000             $      42,978                  --               26,267               69,245
                                            ================   ==================   =================   ================


See accompanying notes to financial statements.

                                                COSO ENERGY DEVELOPERS

                                               Statements of Cash Flows

                                Years ended December 31, 2000, 1999, and 1998 (note 3)

                                                (Dollars in thousands)


                                                        Twelve months   Two months    Ten months   Twelve months  Twelve months
                                                            ended         ended         ended         ended           ended
                                                        December 31,   February 28,  December 31,   December 31,  December 31,
                                                            2000           1999          1999          1999           1998
                                                        -------------- ------------- ------------  -------------  --------------
                                                                       (old basis)   (new basis)                   (old basis)

Cash flows from operating activities:
  Net income (loss)                                    $    9,393          8,814        (8,462)          352         56,473
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                        15,361          2,550        13,099        15,649         14,809
      Amortization of deferred financing costs                318             14           234           248            160
      Provision  for doubtful accounts                     15,279            --            --            --             --
      Write-off of deferred financing costs                   --             --            161           161            --
      Cumulative effect of accounting change                  --             --            --            --             953
      Changes in operating assets and liabilities:
         Accounts receivable, prepaid expenses,
            and other assets                              (10,137)          (944)       14,833        13,889         (1,246)
         Investment in Coso Transmission
           Line Partners                                      110           (823)          949           126            115
         Investment in China Lake Plant
           Services, Inc.                                     177            141           198           339            646
         Accounts payable and accrued liabilities             158         (1,248)        2,215           967            903
         Amounts due from related parties                     396             (6)         (461)         (467)           (34)
         Amounts due to related parties                     1,861          2,055        (3,513)       (1,458)         3,076
                                                        -------------- ------------- ------------  -------------  --------------
                Net cash provided by
                  operating activities                     32,916         10,553        19,253        29,806         75,855
                                                        -------------- ------------- ------------  -------------  --------------

Cash flows from investing activities:
    Capital reimbursements (expenditures)                  (2,290)           316        (7,252)       (6,936)       (20,637)
    Decrease (increase) in restricted cash                 (4,696)            43        (9,806)       (9,763)           --
                                                        -------------- ------------- ------------  -------------  --------------
                  Net cash provided by
                  (used in)investing activities            (6,986)           359       (17,058)      (16,699)       (20,637)
                                                        -------------- ------------- ------------  -------------  --------------

Cash flows from financing activities:
    Distributions to partners                             (19,498)           --        (76,626)      (76,626)       (17,395)
    Increase in project financing debt                         --            --        107,900       107,900            --
    Repayment of project financing loans                   (6,993)           --        (37,958)      (37,958)       (38,696)
                                                        -------------- ------------- ------------  -------------  --------------
                  Net cash used in
                     financing activities                 (26,491)           --         (6,684)       (6,684)       (56,091)
                                                        -------------- ------------- ------------  -------------  --------------
                  Net change in cash and
                    cash equivalents                         (561)        10,912        (4,489)        6,423           (873)

Cash and cash equivalents at beginning of year              6,423            --         10,912           --             873
                                                        -------------- ------------- ------------  -------------  --------------

Cash and cash equivalents at end of year               $    5,862         10,912         6,423         6,423            --
                                                        ============== ============= ============  =============  ==============
Supplemental cash flow disclosure:
    Cash paid for interest                             $    9,187            --          8,117         8,117          6,105
                                                        ============== ============= ============  =============  ==============

Schedule of noncash investing activities as a
result of purchase:
      Fair value of power purchase contract            $      --             --         21,443        21,443            --
      Reduction in property, plant, and equipment             --             --        (29,304)      (29,304)           --
      Net increase in other assets                            --             --          2,694         2,694            --
      Liabilities assumed                                     --             --         (2,400)       (2,400)           --
                                                        -------------- ------------- ------------  -------------  --------------

                  Reduction in partners' capital       $      --             --         (7,567)       (7,567)           --
                                                        ============== ============= ============  =============  ==============


See accompanying notes to financial statements.

                          CAITHNESS ENERGY DEVELOPERS.

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998

                             (Dollars in thousands)



(1)    Organization, Operation, and Business of the Partnership

     Coso Energy Developers (CED or the Partnership) was founded on March 31, 1988, in connection with financing the construction of a geothermal power plant on land leased from the U.S. Bureau of Land Management (BLM) at Coso Hot Springs, China Lake, California. CED is a general partnership owned by Caithness Coso Holdings, LLC (CCH), a California limited liability company and, until February 25, 1999, Coso Hotsprings Intermountain Powers, Inc.
     (CHIP), a Delaware corporation wholly owned by CalEnergy Company, Inc. (CalEnergy), now known as MidAmerican Energy Holding Company. On February 25, 1999, Caithness Acquisition Company, LLC (CAC), a wholly owned subsidiary of Caithness Energy, LLC and an affiliate of CCH, purchased all of CalEnergy's interest in CHIP (see note 3) and formed a wholly owned subsidiary, New CHIP Company, LLC (New CHIP), a Delaware limited liability company, to become the new managing general partner of CED.

     The CED power plants are located on land owned by the BLM. There are turbine generators located at both the East and West power locks. CED pays royalties to BLM of 10% of the value of the steam produced.

     The primary BLM geothermal lease had an initial term of ten years (1998) and thereafter is subject to automatic extension until October 31, 2035, so long as geothermal steam is commercially produced. In addition, the lease may be extended to 2075 at the option of the BLM. Coso Land Company (CLC), the original leaseholder, retained a 5% overriding royalty interest based on the value of the steam produced. CLC was a joint venture between CalEnergy and an affiliate of CCH. On February 25, 1999, CalEnergy transferred all its interest and rights in CLC to CAC.

     The Partnership sells all electricity produced to Southern California Edison (Edison) under a 30-year power purchase contract expiring in 2019. Under the terms of this contract, Edison makes payments to CED as follows:

* Contractual payments for energy delivered, which payments escalated at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). After the scheduled energy price period, the energy payment adjusted to the actual avoided energy cost experienced by Edison. In March of 1999, the Partnership completed the ten-year fixed price payment period and Edison ceased paying the scheduled energy rates. For the years ended December 31, 2000, 1999, and 1998, Edison's average avoided cost of energy was 5.80, 3.13, and 2.95 cents per kwh, respectively. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Partnership cannot predict the likely level of avoided cost of energy prices under the 30-year power purchase contract and, accordingly, the revenues generated by the Partnership could fluctuate significantly;

* Capacity payments which remain fixed over the life of the contract to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the contract; and

* Bonus payments to the extent that actual energy delivery exceeds 85% of the plant capacity stated in the contract. In 2000, 1999, and 1998, the bonus aggregated $2,230, $2,200, and $2,124, respectively.

     CalEnergy served as the operator for CED, maintaining the accounting records and operating the plant day-to-day, until February 1, 1999 at which time when Coso Operating Company LLC (COC), a Delaware limited liability company, became operator pursuant to certain operations and maintenance agreements with CHIP, the managing general partner. COC was a wholly owned subsidiary of CalEnergy until February 25, 1999 when CalEnergy assigned all of its interest and right in COC to CAC, which became its manager and sole member.

     On February 25, 1999, CED entered into two operating and maintenance agreements, one with FPL Operating Services, Inc. (FPL) and a second with COC. The initial term of the FPL operating and maintenance agreement was for three years, to provide for the operation and maintenance of the geothermal power facilities and the interconnection to the transmission line. The term of the COC agreement is through December 31, 2009 to provide field services and administrative services for the Partnership. On October 17, 1999, the operating agreement with FPL was terminated and COC became the sole operator of all Partnership operations.

     At formation, and as subsequently amended, the partnership agreement provided that distributable cash flow before "payout" was allocated 3.81% to CHIP as managing partner and 96.19% allocated in proportion to the remaining sums necessary to be distributed to each partner to achieve payout. "Payout" was defined as the point at which each partner had received aggregate cash distributions from the 96.19% allocation in amounts equal to their accumulated capital contributions. Cash flow after "payout," which occurred in June 1994, is allocated 48% to New CHIP (formerly CHIP) and 52% to CCH. For purposes of allocating net income to partners capital accounts, profits and losses are allocated based on the aforementioned capital percentages. For income tax purposes, certain deductions and credits are subject to special allocations as defined in the partnership agreement.


(2)  Summary of Significant Accounting Policies

     Accounts Receivable and Revenue Recognition

     Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under the Power Purchase Contract (PPC). Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Revenue was recognized based on the payment rates scheduled in CED's PPC with Edison through March 1999. After March 1999, revenue is recognized based on Edison's avoided energy cost.

     In recent months, Edison has experienced significant undercollections resulting from the difference between revenues received from its customers through currently frozen rates and the cost of producing service to its customers, including procurement costs. Those undercollections have adversely affected Edison's liquidity and in turn they have not paid CED for November and December revenues. Despite extensive and continuing negotiations with Edison, CED has been unable to secure from Edison a firm indication of the time frame during which it can expect payment of its November and December receivables, nor the amount, if any, that Edison is prepared to pay. Therefore, an allowance for uncollectible amounts was established as of December 31, 2000, which totaled $15,279.

     Fixed Assets and Depreciation

     The costs of major additions and betterments are capitalized, while replacements; maintenance and repairs, which do not improve or extend the life of the respective assets are expensed currently.

     Depreciation of the power plant and transmission line is computed on a straight-line basis over their estimated useful life of 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Recoverability of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets is not recoverable. The Partnership considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows before interest charges, the Partnership measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Partnership utilizes to evaluate potential investments. The Partnership estimates fair value based on the best information available using estimates, judgments, and projections as considered necessary.

     Start-Up Activities

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) No.98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5 requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. CED adopted this standard in 1998 and expensed applicable unamortized costs previously capitalized in connection with the start-up of CED. The cumulative effect of the change in accounting principle was $953.

     Wells and Resource Development Costs

     CED follows the full-cost method of accounting for costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs, the cost of drilling and equipping production wells, and administrative and interest costs directly attributable to the project are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are 10 years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.


     Deferred Plant Overhaul Costs and Well Rework Costs

     Plant overhaul costs are deferred and amortized over the estimated period between overhauls as these costs extend the life of the respective assets. These deferred costs of $100 and $271 at December 31, 2000 and 1999, respectively, are included in property, plant, and equipment. Currently, plant overhauls are amortized over three years from the point of completion.

     Production and injection rework costs are expensed as incurred during the year. For the years ended December 31, 2000, 1999, and 1998, the costs were $653, $676, and $669, respectively.

     Reclassifications

     Certain reclassifications have been made to the 1999 balance sheet and the 1999 and 1998 statements of operations and cash flows to conform to the 2000 presentation.

     Deferred Financing Costs

     Deferred financing costs as of December 31, 2000 and 1999 consist of loan fees and other costs of financing that are amortized over the term of the related financing. On February 25, 1999, the fees of $1,408 associated with certain short-term financing were fully expensed and included in costs related to acquisition debt, and a refinancing of this debt resulted in new deferred financing costs of $3,032. The $148 balance of the deferred financing costs at the date of acquisition related to the refinanced project debt was included in the extraordinary loss recorded at the time of the refinancing (see note 7). Accumulated amortization at December 31, 2000 and 1999 was $552 and $234, respectively.

     Income Taxes

     There  is  no  provision   for  income  taxes  since  such  taxes  are  the
     responsibility of the partners.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, CED considers all money market instruments purchased with an initial maturity of three months or less to be cash equivalents.

     Restricted Cash and Investments

     As of December 31, 2000 and 1999, all of the Partnership's investments were classified as held to maturity and reported at amortized cost. Included in restricted cash and investments are capital expenditure reserves and sinking fund requirements for the project debt service required by the projects loan (see note 7). The carrying amount of restricted cash and investments at December 31, 2000 and 1999 approximated fair value, which is based on quoted market prices as provided by the financial institution, which holds the investments.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and partners capital and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and the allocation of profits and losses during the period. Actual results could differ significantly from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties approximated fair value as of December 31, 2000 and 1999, because of the relatively short maturity of these instruments. The project loans as of December 31, 2000 and 1999 have an estimated fair value of $98,694 and $107,302, respectively, based on the quoted market price of the senior secured notes and the COSO Funding Corp. notes, respectively (see note 7).

     The investments in Coso Transmission Line Partners and China Lake Plant Services, Inc. approximate the fair value.

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS 133 and addressed certain implementation issues. SFAS 133, as amended, requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Partnership does not have any derivative instruments and therefore the adoption of SFAS 133, as amended, in the first quarter of 2001, will not have any effect on the Partnership's financial statements.

(3)  Acquisition Accounting

     On February 25, 1999, CAC purchased all of CalEnergy's interest in CED, Coso Power Developers (CPD), Coso Finance Partners (CFP), and Coso Finance Partners II (CFP II), collectively known as the Coso partnerships, for approximately $205,500 in cash plus the assumption of debt of approximately $139,800. Allocated to CED from the purchase price was approximately $69,000 plus the assumption of debt of approximately $37,900. The acquisition was accounted for under the purchase method, and no goodwill was recorded. After CAC's purchase of CalEnergy's interest in CED, a new basis of accounting was adopted and, therefore, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.

     The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro-rata basis. These adjustments resulted in a net decrease of $29,304 in the recorded amounts of property, plant, and equipment and an increase of $21,443 in the recorded amounts for the power purchase contract. The power purchase contract is being amortized on a straight-line basis over the remaining term of the power purchase contract of 20 years as of the date of acquisition. Accumulated amortization on the power purchase contract at December 31, 2000 and 1999 was $1,933 and $894, respectively.


(4)  Investment in Coso Transmission Line Partners

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


(5)  Investment in China Lake Plant Services, Inc.

     China Lake Plant Services, Inc. (CLPSI) is a wholly owned subsidiary of CAC. CLPSI purchases, stores, and distributes spare parts to CED, CPD, and CFP. Also, certain other facilities utilized by the Coso Partnerships are held by CLPSI. CED's investments in CLPSI represent funds advanced for the purchase of spare parts inventory and other assets. Spare parts inventory held by CLPSI on behalf of CED is valued at the lower of cost or market.


(6)  Property, Plant, and Equipment

     Property, plant, and equipment at December 31, 2000 and 1999 consist of the following:

                                                      2000         1999
                                                      ----         ----

     Power plant and gathering system           $   146,500      146,327
     Transmission line                                9,120        9,120
     Wells and resources development costs           82,624       81,736
                                                    --------     --------
                                                    238,244      237,183
     Less accumulated depreciation and
          amortization                              (84,626)     (71,533)
                                                    --------     --------
                                                $   153,618      165,650
                                                    ========     ========



     The transmission line costs represent the Partnership's share of the costs of construction of transmission lines from Inyokern, California to the Edison substation at Kramer, California and from Kramer to the Edison substation at Victorville, California.


(7)  Project Loan

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

     On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.) raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $107,900 to CED from the $413,000 debt raised from the offering of senior secured notes on terms consistent with those of the senior secured notes. The loan consists of one note of $11,650 at 6.80% and another of $96,250 at 9.05%, with payments due at various dates through December 15, 2001 and December 15, 2009, respectively, beginning December 15, 1999. As of December 15, 1999, the principal payment of $4,105 was available for payment by the trustee. The trustee paid this amount to the noteholders on January 19, 2000. The failure to make the principal payment on December 15, 1999 did not result from the lack of performance on the part of Funding Corp. or the Partnership and the Partnership's management believes this is not an event of default. Furthermore, all related penalties will be assumed by the trustee. Through this financing the existing project loan and short-term financing loans of $93,214 were repaid and an extraordinary loss of approximately $1,822 from the early extinguishment of this debt was incurred. The extraordinary loss was due to a premium and other costs incurred to pay the existing project loan before its maturity date.

     The annual maturity of the project loans for each year ending December 31 is as follows:

         Year ending December 31                            Amount
         -----------------------                           -------

              2001                                       $   4,657
              2002                                           6,375
              2003                                           5,055
              2004                                           9,920
              2005                                           8,683
              Thereafter                                    66,217
                                                           -------
                                                         $ 100,907
                                                           =======

     The loans contain certain restrictive covenants that among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve accounts, make distributions, create liens, and enter into any transaction of merger or consolidation.

     The Partnership, Funding Corp., CPD, and CFP are jointly and severally liable for the repayment of the senior secured notes.

     The annual maturity of the senior secured notes for each year ending December 31 is as follows:

         Year ending December 31                            Amount
         -----------------------                           --------

              2001                                       $  27,067
              2002                                          21,771
              2003                                          27,618
              2004                                          31,332
              2005                                          35,480
              Thereafter                                   186,799
                                                           -------
                                                         $ 330,067
                                                           =======

(8)  Related Party Transactions

     The amounts due from and to related parties at December 31, 2000 and 1999 consist of the following:

                                              2000                1999
                                            --------            --------
     Amounts due from related parties:
      CLC:
       Principal                           $     141                 141
       Accrued interest                          224                 190
      Coso Operating Company, LLC                 --                 430
                                            --------            --------
                                           $     365                 761
                                            ========            ========

     Amounts due to related parties:
       CPD for steam sharing               $     127                 673
       CFP for steam sharing                     603                  38
       CLC                                    22,532              21,339
       Caithness Coso Funding Corp.              397                 410
       Coso Operating Company, LLC               564                  --
       Caithness Operating Company, Inc.          98                  --
                                            --------            --------
                                           $  24,321              22,460
                                            ========            ========


     COC is reimbursed monthly for non-third-party costs incurred on behalf of CED. These costs are comprised principally of direct operating costs of CED geothermal facility, allocable general and administrative costs, and an operator fee. The amount due from COC relates to advances for payments of operating expenses. The amount due to COC relates to reimbursements for payments of operating expenses.

     Both CCH and CalEnergy were reimbursed at approved amounts for their respective costs incurred in relation to the CED Management Committee. For the years ended December 31, 2000, 1999, and 1998, CalEnergy received $-0-, $25, and $148, respectively, while CCH received $-0-, $130, and $223, respectively.

     As of May 28, 1999, the management committee fees were eliminated, and replaced by a non-managing fee payable to CCH. For the years ended December 31, 2000 and 1999, CCH received $234 and $129, respectively.

     As indicated in note 1, CLC is entitled to a royalty of 5% of the value of steam used by CED to produce the electricity sold to Edison. The royalty due CLC for the years ended December 31, 2000, 1999, and 1998 was $1,195, $771, and $3,057, respectively. Payment of royalties due to CLC is subordinated to payment of the project loans (see note 7).

     CED is charged for its use of the transmission line owned by CTLP. The amount of such net charges was $110, $115, and $115 for the years ended December 31, 2000, 1999, and 1998, respectively.

     CED is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The 2000, 1999, and 1998 costs charged to CED from CLPSI were approximately $359, $143, and $1,350, respectively.

     The amount due to Caithness Coso Funding Corp. represents accrued interest for fifteen days in December related to the project loans (see note 7).

     The amount due to Caithness Operating Company relates to reimbursements for payments of operating expenses.

     On December 16, 1992, CED retired CLC's promissory note due CalEnergy, resulting in the loan from CED to CLC of $141. Interest was accrued on this loan for the years ended December 31, 2000, 1999, and 1998 at 10.0%, 12.5%, and 12.5%, respectively. Interest on the note was $34, $34, and $34 in 2000, 1999, and 1998, respectively.

     During 1994, the Coso Partnerships entered into steam sharing agreements under which the partnerships may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the partnerships. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CED steam sharing resulted in an expense, net of royalties and other related costs for the years ended December 31, 2000, 1999, and 1998 of $2,712, $6,103, and
     $14,898, respectively.


(9)  Settlement of Litigation

     In February 2000, the Partnership, CFP, and CPD reached a settlement with Edison, subject to the approval of the California Public Utilities Commission (CPUC), which approval was received in December 2000. The case has not yet been dismissed pending completion of certain obligations under the settlement agreements. The cost of the settlement was allocated among the Coso Partnerships. A portion of that cost was reflected in the purchase accounting applied to the acquisition of CalEnergy's interest in the Partnership (see note 3). The balance of the settlement was charged to settlement of litigation and related expenses.

     In June 1999, the Partnership, CFP, CPD, Fuji Electric Co., Ltd. and Fuji Electric Corporation of America (Fuji) reached a settlement agreement. Fuji, in consideration of the settlement agreement, must send various equipment or spare parts to the Coso Partnerships.

     In December 1999, the Partnership and Dow Chemical Company (Dow) entered into a confidential settlement agreement which was effective January 1, 2000, to resolve CED's claim to recover damages incurred related to an installation in 1992 by Dow of a hydrogen sulfide abatement system.


(10) Risk and Uncertainties

     The Partnership's future results of operations involve a number of risks and uncertainties. Increases in natural gas prices and an imbalance between supply and demand, among other factors, has lead to significant increases in wholesale electricity prices in California. Edison had previously agreed to fixed tariffs with its retail customers that were significantly below the wholesale prices they pay in California. This resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by CED, pending a permanent solution to its liquidity crisis (see note 2).

     In 2001, the Partnership has continued to sell electricity under its existing PPC with Edison. The State of California is expected to enact a law that will among other things, provide for long-term price stability, and payments to qualifying facilities, such as, the Partnership. Under the draft legislation currently being considered by the California Legislature, the Partnership believes that it will ultimately collect a sufficient amount of revenue from its electricity sales to fund its operations.

                          Independent Auditors Report


The Partners and Management Committee
Coso Power Developers:


We have audited the accompanying balance sheets of Coso Power Developers as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Coso Power Developers as of and for the year ended December 31, 1998 were audited by other auditors, whose report dated February 12, 1999 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2000 and 1999 financial statements referred to above present fairly, in all material respects, the financial position of Coso Power Developers as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 3 to the financial statements, effective February 25, 1999, Caithness Acquisition Company, LLC acquired all of the partnership interest not already owned by its affiliates, Navy II Group LLC, in a business combination accounted for as a purchase. As a result of the acquisition, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.


March 16, 2001




/s/ KPMG LLP
------------
    KPMG LLP

                        Report of Independent Accountants



To the Partners of Coso Power Developers

In our  opinion,  the  financial  statements  listed in the  accompanying  index present fairly, in all material respects, the results of operations and cash flows of Coso Power Developers for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of Coso Power Developers for any period subsequent to December 31, 1998.


As discussed in Note 2 to the financial statements, the Partnership adopted in 1998 Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities."


/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
    PricewaterhouseCoopers LLP




San Francisco, California
February 12, 1999

                                                COSO POWER DEVELOPERS

                                                    Balance Sheets

                                         December 31, 2000 and 1999 (note 3)

                                                (Dollars in thousands)



                   Assets                                                 2000                1999
                                                                   -----------------   -----------------

Cash and cash equivalents                                         $       7,741               6,020
Restricted cash and investments (note 2)                                 10,214              54,338
Accounts receivable, net (note 2)                                            29              20,540
Prepaid expenses and other assets                                           849                 --
Amounts due from related parties (note 8)                                 5,953               7,058
Property, plant, and equipment, net (notes 3 and 6)                     136,947             147,522
Investment in China Lake Plant Services, Inc. (note 5)                    1,963               2,098
Investment in Coso Transmission Line Partners (note 4)                    3,528               3,660
Power purchase contract, net (note 3)                                    25,614              28,409
Deferred financing costs, net (note 2)                                    2,855               3,624
                                                                   -----------------   -----------------

                   Total assets                                   $     195,693             273,269
                                                                   =================   =================

                   Liabilities and Partners' Capital

Accounts payable and accrued liabilities                          $      12,278              12,163
Amounts due to related parties (note 8)                                   1,816               3,225
Project loans (note 7)                                                   94,176             153,550
                                                                   -----------------   -----------------
                   Total liabilities                                    108,270             168,938


Commitments and contingencies (notes 7 and 9)

Partners' capital                                                        87,423             104,331
                                                                   -----------------   -----------------

                   Total liabilities and partners' capital        $     195,693             273,269
                                                                   =================   =================


See accompanying notes to financial statements.



                                                COSO POWER DEVELOPERS

                                               Statements of Operations

                                Years ended December 31, 2000, 1999, and 1998 (note 3)

                                                (Dollars in thousands)



                                               Twelve months    Two months    Ten months   Twelve months   Twelve months
                                                   ended           ended        ended         ended            ended
                                                December 31,    February 28,  December 31,  December 31,    December 31,
                                                    2000            1999         1999          1999             1998
                                               --------------  -------------- ------------- -------------   -------------
                                                               (old basis)     (new basis)                   (old basis)
Revenues:
  Energy revenues                             $  44,348         16,687          83,041         99,728         105,546
  Capacity payments                              14,018            822          13,196         14,018          14,018
  Interest and other income                       2,868            150           2,024          2,174           1,799
                                              --------------  -------------- ------------- -------------   --------------

          Total revenues                         61,234         17,659          98,261        115,920         121,363
                                              --------------  -------------- ------------- -------------   --------------

Operating expenses:
  Plant operating expense                         9,409          2,626           8,247         10,873          12,271
  Royalty expense                                10,104          1,806          10,271         12,077          11,868
  Depreciation and amortization                  15,070          2,339          12,469         14,808          14,025
  Provision for doubtful accounts (note 2)       15,312            --              --             --              --
  Edison legal expenses and
       settlement costs (note 9)                    --             569           5,250          5,819           2,956
                                              --------------  -------------- ------------- -------------   --------------

          Total operating expenses               49,895          7,340          36,237         43,577          41,120
                                              --------------  -------------- ------------- -------------   --------------

          Operating income                       11,339         10,319          62,024         72,343          80,243
                                              --------------  -------------- ------------- -------------   --------------

Other expenses:
  Interest expense                                9,130            933           9,004          9,937           7,918
  Interest expense - acquisition debt               --             --            2,010          2,010             --
  Costs related to acquisition debt                 --             --            1,473          1,473             --
  Amortization on deferred financing                769             20             551            571             204
                                              --------------  -------------- ------------- -------------   --------------

          Total other expenses                    9,899            953          13,038         13,991           8,122
                                              --------------  -------------- ------------- -------------   --------------

          Income before extraordinary item
          and cumulative effect of change
          in accounting  principle                1,440          9,366          48,986         58,352          72,121

Extraordinary item - loss on
  extinguishment of debt (note 7)                   --             --            2,147          2,147            --
Cumulative effect of change in
  accounting principle:
  start-up activities (note 2)                      --             --              --             --            1,664
                                              --------------  -------------- ------------- -------------   --------------

          Net income                          $   1,440          9,366          46,839         56,205          70,457
                                              ==============  ============== ============= =============   ==============


See accompanying notes to financial statements.




                                                COSO POWER DEVELOPERS

                                           Statements of Partners' Capital

                               Years ended December 31, 2000, 1999, and 1998 (note 3)

                                               (Dollars in thousands)



                                              Caithness
                                               Navy II               Coso                New
                                                Group,            Technology             CTC
                                                 LLC             Corporation         Company, LLC           Total
                                           -----------------   -----------------   -----------------   -----------------

Balance at December 31, 1997          $        62,706.5            62,706.5               --              125,413.0

Distributions to partners                     (21,104.5)          (21,104.5)              --              (42,209.0)

Net income                                     35,228.5            35,228.5               --               70,457.0
                                           -----------------   -----------------   -----------------   -----------------

Balance at December 31, 1998                   76,830.5            76,830.5               --              153,661.0

Transfer of capital                               --              (76,830.5)           76,830.5               --

Distributions to partners                     (51,537.5)              --              (51,537.5)         (103,075.0)

Net income                                     28,102.5               --               28,102.5            56,205.0

Effect of purchase accounting                     --                  --               (2,460.0)           (2,460.0)
                                           -----------------   -----------------   -----------------   -----------------

Balance at December 31, 1999                   53,395.5               --               50,935.5           104,331.0

Distributions to partners                      (9,174.0)              --               (9,174.0)          (18,348.0)

Net income                                        720.0               --                  720.0             1,440.0
                                           -----------------   -----------------   -----------------   -----------------

Balance at December 31, 2000          $        44,941.5               --               42,481.5            87,423.0
                                           =================   =================   =================   =================


See accompanying notes to financial statements.


                                                 COSO POWER DEVELOPERS

                                               Statements of Cash Flow

                                Years ended December 31, 2000, 1999, and 1998 (note 3)

                                                (Dollars in thousands)


                                                    Twelve months    Two months    Ten months    Twelve months  Twelve months
                                                        ended          ended         ended           ended          ended
                                                      December 31,  February 28,  December 31,    December 31,   December 31,
                                                         2000           1999          1999            1999           1998
                                                    ------------    -----------   -----------    ------------  --------------
                                                                    (old basis)   (new basis)                  (old basis)

Cash flows from operating activities:
   Net income                                        $    1,440        9,366        46,839          56,205         70,457
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                     15,070        2,339        12,469          14,808         14,025
       Amortization of deferred financing costs             769           20           551             571            204
       Provision for doubtful accounts                   15,312          --            --              --             --
       Write-off of deferred financing costs                --           --            217             217            --
       Cumulative effect of accounting change               --           --            --              --           1,664
       Changes in operating assets and liabilities:
         Accounts receivable, prepaid
           expenses, and other assets                     4,350         (909)          329            (580)        (1,095)
         Investment in Coso Transmission Line Partners      132         (989)        1,131             142            127
         Investment in China Lake Plant Services, Inc.      135           52           (64)            (12)          (343)
         Accounts payable and accrued liabilities           115          439         3,997           4,436            864
         Amounts due from related parties                 1,105        1,432        (3,740)         (2,308)        (1,268)
         Amounts due to related parties                  (1,409)       2,088          (765)          1,323            198
                                                    ------------  -----------    ----------      ------------  ------------
             Net cash provided by operating
               activities                                37,019       13,838        60,964          74,802         84,833
                                                    ------------  -----------    ----------      ------------  ------------

Cash flows from investing activities:
   Capital expenditures                                  (1,700)      (1,182)       (3,232)         (4,414)        (7,010)
   (Increase) decrease in restricted cash                44,124          --        (54,338)        (54,338)           --
                                                    ------------  -----------    ----------      ------------  ------------
             Net cash (used in) provided by
               investing activities                      42,424       (1,182)      (57,570)        (58,752)        (7,010)
                                                    -----------   -----------    ----------      ------------  ------------

Cash flows from financing activities:
   Distributions to partners                            (18,348)         --       (103,075)       (103,075)       (42,209)
   Increase in project financing debt                       --           --        153,550         153,550            --
   Repayment of project financing loan                  (59,374)         --        (61,323)        (61,323)       (35,944)
                                                    ------------  -----------    ----------      ------------  ------------

             Net cash used in financing activities      (77,722)         --       (10,848)         (10,848)       (78,153)

             Net change in cash and cash
               equivalents                                1,721       12,656        (7,454)          5,202           (330)

Cash and cash equivalents at beginning of year            6,020          818        13,474             818          1,148
                                                    ------------  -----------    ----------      ------------  ------------

Cash and cash equivalents at end of year             $    7,741       13,474         6,020           6,020            818
                                                    ============  ===========    ==========      ============  ============

Supplemental cash flow disclosure:
   Cash paid for interest                            $    9,183          --         11,060          11,060          7,918
                                                    ============  ===========    ==========      ============  ============

Schedule of noncash investing activities as
   a result of purchase :
     Fair value of power purchase contract           $      --           --         30,738          30,738            --
     Reduction in property, plant, and equipment            --           --        (33,536)        (33,536)           --
     Net increase in other assets                           --           --          4,084           4,084            --
     Liabilities assumed                                    --           --         (3,746)         (3,746)           --
                                                    ------------  -----------    ----------      ------------  ------------
             Reduction in partners' capital          $      --           --         (2,460)         (2,460)           --
                                                    ============  ===========    ==========      ============  ============
See accompanying notes to financial statements.

                          CAITHNESS POWER DEVELOPERS

                          Notes to Financial Statement

                        December 31, 2000, 1999 and 1998

                             (Dollars in thousands)

(1)    Organization, Operation, and Business of the Partnership

     Coso Power Developers (CPD or the Partnership) was formed on July 31, 1989 in connection with financing the construction of a geothermal power plant on land at the China Lake Naval Air Weapons Station at Coso Hot Springs, China Lake, California. CPD is a general partnership between Caithness Navy II Group LLC (Navy II), a New Jersey limited liability company, and, until February 25, 1999, Coso Technology Corporation (CTC), a Delaware corporation wholly owned by CalEnergy, Inc. (CalEnergy), now known as MidAmerica Energy Holdings Company. On February 25, 1999, Caithness Acquisition Company, LLC (CAC), a wholly owned subsidiary of Caithness Energy, LLC and an affiliate of Navy II, purchased all of CalEnergy's interest in CTC (see note 3) and formed a wholly owned subsidiary, New CTC Company, LLC (New CTC), a Delaware limited liability company, to become the new managing general partner of CPD.

     The power plant is located on land owned by the U.S. Navy. Under the terms of a 30-year contract with the U.S. Navy to develop geothermal energy on its land, CPD pays a royalty to the U.S. Navy which was initially 4% of revenues, increased to 10% of revenues at December 31, 1998, and is currently 18% of revenues (as of December 24, 1999). The royalty will increase to 20% of revenues after December 15, 2004. The U.S. Navy contract will expire in 2010.

     The Partnership sells all electricity produced to Southern California Edison (Edison) under a 20-year power purchase contract expiring in 2010. Under the terms of this contract, Edison makes payments to CPD as follows:

* Contractual payments for energy delivered, which escalated at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). The scheduled energy price period extended until January 2000. After the scheduled energy price period, the energy payment adjusted to the actual avoided energy cost experienced by Edison. For the years ended December 31, 2000, 1999, and 1998, Edison's average avoided cost of energy was 5.80, 3.13, and 2.95 cents per kwh, respectively. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Partnership cannot predict the likely level of avoided cost of energy prices under the 20-year power purchase contract and, accordingly, the revenues generated by the Partnership could fluctuate significantly;

 * Capacity payments which remain fixed over the life of the contract to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the contract; and

 * Bonus payments to the extent that actual energy delivered exceeds 85% of the plant capacity stated in the contract. In 2000, 1999, and 1998, the bonus payments aggregated $2,248, $2,248, and $2,242, respectively.

     CalEnergy served as the operator for CPD, maintaining the accounting records and operating the plant day to day, until February 1, 1999, at which time Coso Operating Company LLC (COC), a Delaware limited liability company, became operator pursuant to certain operations and maintenance agreements with CTC, the managing general partner. COC was a wholly owned subsidiary of CalEnergy until February 25, 1999 when CalEnergy assigned all of its interest and right in COC to CAC, which became manager and sole member.

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

     At formation, and as subsequently amended, the partnership agreement provides that cash flows before and after "payout," are allocated 50% each to New CTC (formerly CTC) and Navy II. "Payout," which has occurred, is defined as the point at which each partner received aggregate cash distributions in an amount equal to their accumulated capital contributions. For purposes of allocating net income to partners capital accounts and for income tax purposes, profits and losses are allocated based on the aforementioned capital percentages.


(2)  Summary of Significant Accounting Policies

     Accounts Receivable and Revenue Recognition

     Accounts receivable primarily consists of receivables from Edison for electricity delivered and sold under the Power Purchase Contract (PPC).

     Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Revenue was recognized based on the payment rates scheduled in CPD's PPC with Edison, through January 2000. After January 2000, revenue is recognized based on Edison's avoided energy cost.

     In recent months, Edison has experienced significant undercollections resulting from the difference between revenues received from its customers through currently frozen rates and the cost of producing service to its customers, including procurement costs. Those undercollections have adversely affected Edison's liquidity and in turn they have not paid CPD for November and December revenues. Despite extensive and continuing negotiations with Edison, CPD has been unable to secure from Edison a firm indication of the time frame during which they can expect payment of their November and December receivables, nor the amount, if any, that Edison is prepared to pay. Therefore, an allowance for uncollectible amounts was established as of December 31, 2000, which totaled $15,312.

     Fixed Assets and Depreciation

     The costs of major additions and betterments are capitalized, while replacements, maintenance, and repairs which do not improve or extend the life of the respective assets are expensed currently.

     Depreciation of the power plant and transmission line is computed on a straight-line basis over their estimated useful life of 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Recoverability of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets is not recoverable. The Partnership considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows before interest charges, the Partnership measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Partnership utilizes to evaluate potential investments. The Partnership estimates fair value based on the best information available using estimates, judgments, and projections as considered necessary.

     Start-Up Activities

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) No.98-5, "Reporting on the Costs of Start-Up Activities." SOP No.98-5 requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. CPD adopted this standard in 1998 and expensed applicable unamortized costs previously capitalized in connection with the start-up of CPD. The cumulative effect of the change in accounting principle was $1,664.

     Wells and Resource Development Costs

     CPD follows the full-cost method of accounting for costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs, the costs of drilling and equipping production wells, and administrative and interest costs directly attributable to the project, are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are 10 years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Deferred Plant Overhaul Costs and Well Rework Costs

     Plant overhaul costs are deferred and amortized over the estimated period between overhauls as these costs extend the useful life of the respective assets. These deferred costs of $333 and $97 at December 31, 2000 and 1999, respectively, are included in property, plant, and equipment. Currently, plant overhauls are amortized over three years from the point of completion.

     Production and injection rework costs are expensed as incurred. For the years ended December 31, 2000, 1999, and 1998, the costs were $32, $101, and $83, respectively.

     Reclassifications

     Certain reclassifications have been made to the 1999 and 1998 statements of operations and cash flows to conform to the 2000 presentation.

     Deferred Financing Costs

     Deferred financing costs as of December 31, 2000 and 1999 consist of loan fees and other costs of financing that are amortized over the term of the related financing. In 1999, fees of $1,473 associated with certain short-term financing were fully expensed and included in costs related to acquisition debt, and a refinancing of this debt resulted in new deferred financing costs of $4,175. The $179 balance of the deferred financing costs at the date of acquisition related to the refinanced project debt was included in the extraordinary loss recorded at the time of the refinancing (see note 7). Accumulated amortization at December 31, 2000 and 1999 was $1,320 and $551, respectively.

     Income Taxes

     There  is  no  provision   for  income  taxes  since  such  taxes  are  the
     responsibility of the partners.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, CPD considers all money market instruments purchased with an initial maturity of three months or less to be cash equivalents.

     Restricted Cash and Investments

     As of December 31, 2000 and 1999, all of the Partnership's investments were classified as held to maturity and reported at amortized cost. Included in restricted cash and investments are capital expenditure reserves and sinking fund requirements for the project debt service required by the project loans (see note 7). The carrying amount of restricted cash and investments at December 31, 2000 and 1999 approximated fair value, which is based on quoted market prices as provided by the financial institution which holds the investments.


     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, partners capital, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and the allocation of profits and losses during the reportable period. Actual results could differ significantly from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties approximated fair value as of December 31, 2000 and 1999, because of the relatively short maturity of these instruments. The project loans as of December 31, 2000 and 1999 have an estimated fair value of $93,866 and $152,435, respectively, based on the quoted market price of the senior secured notes and the Coso Funding Corp. notes, respectively (see note 7).

     The investments in Coso Transmission Line Partners and China Lake Plant Services, Inc. approximate fair value.

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133,"Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133 and addressed certain implementation issues. SFAS No. 133, as amended, requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Partnership does not have any derivative instruments and therefore, the adoption of SFAS No. 133, as amended, in the first quarter of 2001, will not have any effect on the Partnership's financial statements.


(3)  Acquisition Accounting

     On February 25, 1999, CAC purchased all of CalEnergy's interest in CPD, Coso Energy Developers (CED), Coso Finance Partners (CFP), and Coso Finance Partners II (CFP II), collectively known as the Coso Partnerships, for approximately $205,500 in cash plus the assumption of debt of approximately $139,800. The purchase price allocated to CPD was approximately $74,500 plus the assumption of debt of approximately $61,300. The acquisition was accounted for under the purchase method, and no goodwill was recorded. After CAC's purchase of CalEnergy's interest in CPD, a new basis of accounting was adopted and, therefore, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.

     The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro rata basis. These adjustments resulted in a net decrease of $33,536 in the recorded amounts for the value of property, plant, and equipment and an increase of $30,738 in the recorded amounts for the power purchase contract. The power purchase contract is being amortized on a straight-line basis over the remaining term of the power purchase contract of 11 years as of the date of acquisition. Accumulated amortization on the power purchase contract at December 31, 2000 and 1999 was $5,124 and $2,329, respectively.


(4)  Investment in Coso Transmission Line Partners

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


(5)  Investment in China Lake Plant Services, Inc.

     China Lake Plant Services, Inc. (CLPSI) is a wholly owned subsidiary of CAC. CLPSI purchases, stores, and distributes spare parts to CPD, CED, and CFP. Also, certain other facilities utilized by the Coso Partnerships are held by CLPSI. CPD's investments in CLPSI represent funds advanced for the purchase of spare parts inventory and other assets. Spare parts inventory held by CLPSI on behalf of CPD is valued at the lower of cost or market.


(6)  Property, Plant, and Equipment

     Property, plant, and equipment at December 31, 2000 and 1999 consist of the following:

                                                  2000                1999
                                              ---------------    --------------

     Power, plant, and gathering system        $  142,350             141,068
     Transmission line                              7,245               7,245
     Wells and resources development costs         60,010              59,735
                                              ---------------    --------------
                                                  209,605             208,048
     Less accumulated depreciation
       and amortization                           (72,658)            (60,526)
                                              ---------------    --------------
                                               $  136,947             147,522
                                             ================    ==============


     The transmission line costs represent the Partnership's share of the costs of construction of transmission lines from Inyokern, California to the Edison substation at Kramer, California and from Kramer to the Edison substation at Victorville, California.


(7)  Project Loans

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

     On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.) raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $153,550 to CPD from the $413,000 debt raised from the offering of senior secured notes on terms consistent with those of the senior secured notes. The loan consists of one note of $69,350 at 6.80% and another note of $84,200 at 9.05% with payments due at various dates through December 15, 2001 and December 15, 2009, respectively, beginning December 15, 1999. As of December 15, 1999, the principal payment of $43,004 was available for payment by the trustee. The trustee paid this amount to the noteholders on January 19, 2000. The failure to make the principal payment on December 15, 1999 did not result from the lack of performance on the part of Funding Corp. or the Partnership and the Partnership's management believes this is not an event of default. Furthermore, all related penalties will be assumed by the trustee. Through this financing, the existing project loan and short-term financing of approximately $139,957 was repaid and an extraordinary loss of approximately $2,147 from the early extinguishment of this debt was incurred. The extraordinary loss was due to a premium and other costs incurred to pay the existing project loan before its maturity date.

     The annual maturity of the project loans for each year ending December 31 is as follows:

               Year ending December 31                   Amount
               -----------------------                   ------

                     2001                             $   9,976
                     2002                                 3,799
                     2003                                 9,155
                     2004                                10,718
                     2005                                11,697
                     Thereafter                          48,831
                                                         ------
                                                      $  94,176
                                                         ======


     The loans contain certain restrictive covenants that, among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve amounts, make distributions, create loans, and enter into any transaction of merger or consolidation.

     The Partnership, Funding Corp., CED, and CFP are jointly and severally liable for the repayment of the senior secured notes.

     The annual maturity of the senior secured notes for each year ending December 31 is as follows:

               Year ending December 31                   Amount
               -----------------------                   ------

                     2001                             $  27,067
                     2002                                21,771
                     2003                                27,618
                     2004                                31,332
                     2005                                35,480
                     Thereafter                         186,799
                                                        -------
                                                      $ 330,067
                                                        =======


(8)  Related Party Transactions

     The amounts due from and to related parties at December 31, 2000 and 1999 consist of the following:

                                                  2000            1999
                                                 -----           -----
     Amounts due from related parties:
       CED for steam sharing                 $     127             673
       Coso Operating Company                    1,784           2,714
       China Lake Joint Venture:
       Principal                                 1,562           1,562
       Accrued interest                          2,480           2,109
                                                 -----           -----
                                             $   5,953           7,058
                                                 =====           =====

     Amounts due to related parties:
       CFP for steam sharing                 $   1,357           2,807
       Caithness Coso Funding Corp.                365             418
       Caithness Operating Company                  94             --
                                                 -----           -----
                                             $   1,816           3,225
                                                 =====           =====



     COC is reimbursed monthly for non-third-party costs incurred on behalf of CPD. These costs are comprised principally of direct operating costs of the CPD geothermal facility, allocable general and administrative costs, and an operator fee. The amount due from COC relates to advances for payments of operating expenses.


     Both CalEnergy and Navy II were reimbursed at approved amounts for their respective costs incurred in relation to the CPD Management Committee. For the years ended December 31, 2000, 1999, and 1998, CalEnergy received $-0-, $25, and $148, respectively, while Navy II received $-0-, $130, and $223, respectively.

     As of May 28, 1999, the management committee fees were eliminated and replaced by a nonmanaging fee payable to Navy II. For the years ended December 31, 2000 and 1999, Navy II received $234 and $129, respectively.

     CPD is charged for its use of the transmission line owned by CTLP. For the years ended December 31, 2000, 1999, and 1998, the amount of such net charges was $179, $127, and $127, respectively.

     CPD is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The charges to CPD from CLPSI in 2000, 1999, and 1998 were approximately $318, $78, and $361, respectively.

     On December 16, 1992, CPD retired China Lake Joint Venture's (CLJV) promissory note due CalEnergy, resulting in the loan from CPD to CLJV of $1,562 at December 31, 1992. CLJV is an affiliated venture. Interest has been accrued on this loan for the years ended December 31, 2000, 1999, and 1998 at 10.0%, 12.5%, and 12.5%, respectively. Interest on the loan was $371, $421, and $371 in 2000, 1999, and 1998, respectively.

     The amount due to Caithness Coso Funding Corp. represents accrued interest for fifteen days in December, related to the project loans (see note 7).

     The amount due to Caithness Operating Company relates to reimbursements for payments of operating expenses.

     During 1994, the Coso Partnerships entered into steam sharing agreements under which the partnerships may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the partnerships. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CPD steam sharing resulted in an expense, net of royalties and other related costs, of $5,751 and $18,618 for the years ended December 31, 2000 and 1999, respectively, and a revenue, net of expense, of $342 for the year ended December 31, 1998.


(9)  Settlement of Litigation

     In February 2000, the Partnership, CED, and CFP reached a settlement with Edison, subject to the approval of the California Public Utilities Commission (CPUC), which approval was received in December 2000. The case has not yet been dismissed pending completion of certain obligations under the settlement agreements. The cost of the settlement will be allocated among the Coso Partnerships. A portion of that cost was reflected in the purchase accounting applied to the acquisition of CalEnergy's interest in the Partnership (see note 3). The balance of the settlement was charged to settlement of litigation and related expenses.

     In June 1999, the Partnership, CED, CFP, Fuji Electric Co., Ltd. and Fuji Electric Corporation of America (Fuji) reached a settlement agreement. Fuji, in consideration of the settlement agreement, must send various equipment or spare parts to the Coso Partnerships.


(10) Risks and Uncertainties

     The Partnership's future results of operations involve a number of risks and uncertainties. Increases in natural gas prices and an imbalance between supply and demand, among other factors, has lead to significant increases in wholesale electricity prices in California. Edison had previously agreed to fixed tariffs with their retail customers that were significantly below the wholesale prices they pay in California. This resulted in significant under-recoveries by Edison of their electricity purchase costs. On January 16, 2001 Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by CPD, pending a permanent solution to its liquidity crisis (see note 2).

     In 2001, the Partnership has continued to sell electricity under its existing PPC with Edison. The State of California is expected to enact a law that will, among other things, provide for long-term price stability and payments to qualifying facilities such as the Partnership. Under the draft legislation currently being considered by the California legislature, the Partnership believes that it will ultimately collect a sufficient amount of revenue from its electricity sales to fund its operations.




Quarterly Data (Unaudited)

Condensed consolidated quarterly Financial information for 2000 and 1999 are as follows:

                                                  March 31(a)    June 30(a)     September 30(a)      December 31(a)
                                                  -----------    ----------     ---------------      --------------

Caithness Coso Funding Corp:

    2000
    Total revenues                               $   9,221           7,708           7,671                6,199
    Operating income                                   --              --              --                   --
      Net income                                 $     --              --              --                   --

    1999
    Total revenues                               $     --            4,986          11,459                4,046
    Operating income                                   --              --              --                   --
      Net income                                 $     --              --              --                   --


Coso Finance Partners:

    2000
    Total revenues                               $   9,303          13,483          22,929               24,444
    Operating income                                 3,689           6,958          13,781                1,373
    Income before extraordinary item                   386           3,709          10,556               (1,863)
      Net income (loss)                          $     386           3,709          10,556               (1,863)

    1999
    Total revenues                               $  14,859          12,648          18,648               11,745
    Operating income                                 6,451           5,667           9,333                4,320
    Income before extraordinary item                 4,158           1,346           6,123                  569
      Net income (loss)                          $   4,158          (1,029)          6,123                  569


Coso Energy Developers:

    2000
    Total revenues                               $  12,495          11,628          20,311               21,144
    Operating income                                 6,015           4,699          11,880               (3,709)
    Income before extraordinary item                 3,627           2,345           9,514               (6,093)
      Net income (loss)                          $   3,627           2,345           9,514               (6,093)

    1999
    Total revenues                               $  21,573           7,097          14,674                7,599
    Operating income                                10,266          (1,059)          6,130               (2,928)
    Income before extraordinary item                 8,417          (4,690)          3,817               (5,370)
      Net income (loss)                          $   8,417          (6,512)          3,817               (5,370)


Coso Power Developers:

    2000
    Total revenues                               $  10,317          11,812          20,207               18,898
    Operating income                                 2,739           3,577          10,827               (5,804)
    Income before extraordinary item                   193           1,077           8,349               (8,179)
      Net income (loss)                          $     193           1,077           8,349               (8,179)

    1999
    Total revenues                               $  24,943          28,637          34,763               27,577
    Operating income                                14,058          19,082          25,366               13,837
    Income before extraordinary item                11,313          14,428          22,171               10,440
      Net income                                 $  11,313          12,281          22,171               10,440


(a)  In  the  opinion  of  the  Caithness   Coso  Funding  Corp.   and  the
     Partnerships, all adjustments, which consist of normal recurring accruals to present a fair statement of the amounts shown for such periods, have been made.

Supplemental Condensed Combined Financial Information for Coso Partnerships

     The following information presents unaudited condensed combined financial statements of the Coso Partnerships. These financial statements represent a compilation of the financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers and Coso Power Developers for the periods indicated. This supplemental financial information is not required by GAAP and has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso partnerships as a whole, which jointly and severally guarantee the repayment of Caithness Coso Funding Corp's senior notes. The unaudited condensed combined financial statements should be read in conjunction with each individual partnerships financial statements and their accompanying notes.


                                       COSO PARTNERSHIPS

                         UNAUDITED CONDENSED COMBINED BALANCE SHEETS

                                    December 31, 2000 and 1999

                                     (Dollars in thousands)




                     Assets                                                               2000               1999
                                                                                     ---------          ---------
   Cash                                                                              $  17,109             20,264
   Restricted cash and investments                                                      47,712             89,145
   Accounts receivable, net                                                                590             32,269
   Prepaid expenses and other assets                                                     2,671                100
   Amounts due from related parties                                                      6,191              8,809
   Property, plant and equipment, net                                                  439,641            467,051
   Power purchase agreement, net                                                        57,364             62,346
   Investments                                                                          13,485             14,179
   Deferred financing costs, net                                                         8,564             10,171
                                                                                     ---------          ---------

                   Total assets                                                      $ 593,327            704,334
                                                                                     =========          =========


                   Liabilities and Partners' Capital

   Accounts payable and accrued liabilities                                          $  36,260             36,952
   Amounts due to related parties                                                       23,460             21,339
   Project loan                                                                        330,067            413,000
                                                                                     ---------          ---------

                   Total liabilities                                                   389,787            471,291


     Partners' capital                                                                 203,540            233,043
                                                                                     ---------          ---------

                   Total liabilities and partners' capital                           $ 593,327            704,334
                                                                                     =========          =========



                                                              COSO PARTNERSHIPS

                                            UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                Years ended December 31, 2000, 1999 and 1998

                                                           (Dollars in thousands)


                                          Twelve-Months    Two-Months    Ten-Months    Twelve-Months     Twelve-Months
                                             Ended           Ended         Ended          Ended             Ended
                                           December 31,   February 28,   December 31,   December31,       December 31,
                                              2000           1999           1999           1999              1998
                                          ------------    -----------    -----------    ----------        -----------
                                                          (old basis)    (new basis)                      (old basis)

Revenue:
   Energy revenues                        $ 141,248           41,501       136,460       177,961           238,478
   Capacity                                  42,224            2,113        39,215        41,328            41,438
   Interest and other income                 13,499            1,052         4,422         5,474             3,565
                                          ----------       ---------     ---------     ---------        ----------

       Total revenue                        196,971           44,666       180,097       224,763           283,481
                                          ----------       ---------     ---------     ---------        ----------

Operating expenses:
   Plant operating expenses                  30,026            8,652        27,806        36,458            38,709
   Royalty expense                           25,070            4,385        20,997        25,382            29,184
   Depreciation and amortization             40,025            6,493        33,546        40,039            40,915
   Provision for doubtful accounts           45,825              --            --            --                --
   Edison legal expense and
     settlement costs                           --             1,707        10,654        12,361             8,893
                                          ----------       ---------     ---------     ---------        ----------

       Total operating expenses             140,946           21,237        93,003       114,240           117,701
                                          ----------       ---------     ---------     ---------        ----------

       Operating income                      56,025           23,429        87,094       110,523           165,780
                                          ----------       ---------     ---------     ---------        ----------


Other expenses:
   Interest expense                          30,797            2,180        24,678        26,858            18,233
   Interest expense-acquisition debt            --               --          5,387         5,387               --
   Costs related to acquisition debt            --               --          4,346         4,346               --
   Amortization on deferred financing         1,607               52         1,158         1,210               489
                                          ----------       ---------     ---------     ---------        ----------

       Total other expenses                  32,404            2,232        35,569        37,801            18,722
                                          ----------       ---------     ---------     ---------        ----------

       Income before extraordinary item
       and cumulative effect of change
       in accounting principle               23,621           21,197        51,525        72,722           147,058

Extraordinary item-loss on
   extinguishment of debt                       --               --          6,344         6,344               --
Cumulative effect of change in
   accounting principle: start-up
   activities                                   --               --            --            --              3,540
                                          ----------       ---------     ---------     ---------        ----------

       Net income                         $  23,621           21,197        45,181        66,378           143,518
                                          ==========       =========     =========     =========        ==========




                                                                     COSO PARTNERSHIPS

                                                    UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                                         Years ended December 31, 2000, 1999 and 1998

                                                                    (Dollars in thousands)


                                                       Twelve-Months   Two-Months   Ten-Months   Twelve-Months   Twelve Months
                                                           Ended         Ended         Ended         Ended           Ended
                                                        December 31,  February 28,  December 31,  December 31,    December 31,
                                                            2000         1999          1999          1999            1998
                                                        -----------   -----------   -----------   -----------     -----------
                                                                      (old basis)  (new basis)                    (old basis)

Net cash provided by operating activities............   $   99,103      $  29,285    $   99,711   $  128,996      $  192,616
Net cash provided by (used in) investing activities..       33,800         (1,588)      (97,957)     (99,545)        (35,140)
Net cash provided by (used in) financing activities..     (136,058)           --        (10,005)     (10,005)       (161,567)
                                                        ----------      ---------    ----------   ----------      ----------

Net change in cash and cash equivalents..............   $   (3,155)     $  27,697    $   (8,251)  $   19,446      $   (4,091)
                                                        ==========      =========    ==========   ==========      ==========


Supplemental cash flow disclosure:
         Cash paid for interest......................   $   30,902     $      --     $   29,871   $   29,871      $   18,233
                                                        ==========      =========    ==========   ==========      ==========


                                COSO PARTNERSHIPS

                        NOTES TO THE UNAUDITED CONDENSED

                          COMBINED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998

                             (Dollars in thousands)

(1)  Basis of Presentation

     The accompanying unaudited condensed combined financial statements were derived from the stand alone financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers and Coso Power Developers. All intercompany accounts and transactions were eliminated. This financial information has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships as a whole. The unaudited condensed combined financial statements should read in conjunction with each individual partnership's financial statements.

(2)  Acquisition

     On February 25, 1999, Caithness Acquisition Company, LLC (CAC), a wholly owned subsidiary of Caithness Energy, LLC, purchased all of the interests in the Coso projects that were owned by CalEnergy Company Inc. (CalEnergy) which is now known as MidAmerican Energy Holdings Company. The purchase price consisted of $205.0 million in cash, plus $5.0 million in contingent payments, plus the assumption of CalEnergy's and its affiliates' share of debt outstanding. The acquisition was accounted for under the purchase method, and no goodwill was recorded. After Caithness Acquisition's purchase of CalEnergy's interest in Coso Partnerships, a new basis of accounting was adopted and is referred to as "New Basis" as compared to the former cost basis which is referred to as "Old Basis" in the financial statements. The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro-rata basis.

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

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

     Since 1991, Caithness Energy and CalEnergy, the two former co-sponsors of the Coso projects, had engaged PricewaterhouseCoopers LLP to audit the financial statements of the Coso partnerships. On February 25, 1999, CAC purchased all of CalEnergy's interests in the Coso projects, and Caithness Energy engaged KPMG LLP, its own independent certified public accountants, to audit future financial statements of the Coso partnerships. In connection with the audits of the financial statements of Coso Finance Partners and Coso Finance Partners II, Coso Energy Developers and Coso Power Developers for each of the two years in the period ended December 31, 1998 and through February 25, 1999, (i) Caithness Energy had no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their reports on the financial statements for such years, and (ii) the reports of PricewaterhouseCoopers LLP on the Coso partnerships did not contain any adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles except for the reference to the Coso partnerships' adoption in 1998 of Statement of Position No. 98-5, ''Reporting on the Costs of Start-up Activities.''


                                    Part III


Item 10. Directors and Executive Officers of the Registrant.


     The following table sets forth the persons who served as our directors and executive officers as of December 31, 2000:


Name                            Age                    Position(s)

James D. Bishop, Sr.            67      Director, Chairman and Chief Executive Officer

Leslie J. Gelber                44      Director, President and Chief Operating Officer

James D. Bishop, Jr.            40      Director, Vice Chairman

Christopher T. McCallion        39      Director, Executive Vice President and Chief
                                        Financial Officer

Kenneth Hoffman                 48      Senior Vice President

Larry K. Carpenter              51      Director, Executive Vice President

Mark A. Ferrucci                48      Director

David V. Casale                 37      Vice President and Controller

John A. McNamara                41      Vice President Finance

Barbara Bishop Gollan           42      Vice President


     James D. Bishop, Sr., Chairman, Chief Executive Officer and a Director of Funding Corp. and of Caithness Energy, has served as a Director of Caithness Corporation since its inception in 1975. Mr. Bishop served as Caithness Corporation's President from its inception until December 1986 and has served as Chairman of Caithness Corporation since January 1987. Mr. Bishop also serves as a director for various other entities which engage in independent power production and natural resource exploration and development. Mr. Bishop holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree from Yale University. Mr. Bishop is the father of James
D. Bishop, Jr. and Barbara Bishop Gollan.

     Leslie J.  Gelber,  President,  Chief  Operating  Officer and a Director of
Funding Corp. and of Caithness Energy, has served as President and Chief Operating Officer of Caithness Corporation since January 1999. Prior to joining Caithness Corporation, Mr. Gelber served as President of Cogen Technologies, Inc., which is also engaged in the field of independent power production, from August 1998 until December 1998. From July 1993 to July 1998, Mr. Gelber served as President of ESI Energy, Inc., the non-regulated independent power company owned by FPL Group, Inc. Mr. Gelber holds a Master of Business Administration degree from the University of Miami and holds a Bachelor of Arts degree in Economics from Alfred University.

     James D. Bishop, Jr., Vice Chairman and a Director of Funding Corp. and of Caithness Energy, joined Caithness Corporation in 1988 and served as President and Chief Operating Officer of Caithness Corporation from November 1995 until December 1998. Mr. Bishop also serves on all the boards of directors and management committees of the entities and joint ventures affiliated with Caithness Corporation. Mr. Bishop holds a Master of Business Administration degree from the Kellogg Graduate School of Management at Northwestern University and holds a Bachelor of Science degree from Trinity College. Mr. Bishop is the son of James D. Bishop, Sr. and the brother of Barbara Bishop Gollan.

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

     Kenneth P. Hoffman a Senior Vice President of Funding Corp and of Caithness Energy, joined Caithness Corporation in March of 2000. Prior to joining Caithness, Mr. Hoffman was a Vice President of FPL Energy, Inc. From 1989 until 1993 he was the Vice President of Business Management of ESI Energy, Inc. Before 1989, Mr. Hoffman was employed by Florida Power & Light Company. Mr. Hoffman holds a Master of Business Administration degree from Florida International
University and a Bachelor of Science degree from Rochester Institute of Technology.

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

     John A. McNamara, Vice President Finance of Funding Corp. and of Caithness Energy, joined Caithness Corporation in September of 1990 and has served as Vice President since 1999. Prior to joining Caithness, Mr. McNamara was a broker with Bradley & Company, an account executive with First Georgetown Securities, Inc. and a staff member of the United Senate Committee on Small Business. He received a BA from Denison University and an MBA from Georgetown University.

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

     The Board of Directors appointed Mr. Ferrucci as an independent director. The unanimous affirmative vote of our Board of Directors (including Mr. Ferrucci) is required before certain actions can be taken, including, but not limited to, (1) engaging in any business or activity other than issuing the senior secured notes and making the related loans to the Coso partnerships, (2) incurring any debt, or assuming or guaranteeing any debt of any other entity,
(3) dissolving or liquidating, (4) consolidating, merging or selling all or substantially all of our assets or (5) instituting any bankruptcy or insolvency proceedings.


Item 11. Executive Compensation.

     None of the directors or executive officers of Funding Corp. receives any compensation for his or her services, except Mr. Ferruci, who receives $8,400 in compensation annually for services provided.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 2000 certain information regarding the beneficial ownership of Coso Funding Corp.'s voting securities and the beneficial ownership of the voting securities of each of the Coso partnerships by:

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



                            Beneficial Ownership of Coso Funding Corp. and the Coso Partnerships

                                             Percent Indirect   Percent Indirect  Percent Indirect  Percent Indirect
                                                Beneficial         Beneficial        Beneficial        Beneficial
            Name and Address of                Ownership in       Ownership in      Ownership in      Ownership in
             Beneficial Owner                  Coso Funding        the Navy I          the BLM         the Navy II
             ----------------                     Corp.            Partnership       Partnership       Partnership
                                             ----------------   ----------------  ----------------  ----------------

James D. Bishop, Sr. (1)(2)...............         0.6%               1.0%                -               0.7%

Leslie J. Gelber (1)(3)...................          -                   -                 -                 -

James D. Bishop, Jr. (1)(4)...............        25.0%               24.5%             28.0%             22.6%

Christopher T. McCallion (1)(3)...........          -                   -                 -                 -

Larry K. Carpenter (1)(3).................          -                   -                 -                 -

Mark A. Ferrucci..........................          -                   -                 -                 -

David V. Casale (1)(3)....................          -                   -                 -                 -

John A. McNamara (1)(3)...................          -                   -                 -                 -

Barbara Bishop Gollan (1)(3)(5)...........          -                   -                 -                 -

Dominion Energy, Inc. (6).................          *                   -               7.8%              2.8%
   901 East Byrd Street
   Richmond, VA 23219

Mojave Energy Company (7).................         6.1%               5.5%              7.7%              5.2%
    c/o Davenport Resources, Inc.
   200 Railroad Avenue, 3rd floor
   Greenwich, CT  06830

All directors, executive officers and
management committee delegates as a group.        35.3%              30.9%             43.6%             31.3%




*     Less than 5.0%.
(1)  The  address of such  person is c/o  Caithness  Corporation,  1114
     Avenue of the Americas, 41st Floor, New York, New York 10036-7790.
(2) The beneficial ownership of James D. Bishop, Sr.'s interests is based upon his ownership of shares of common stock of Mojave Power, Inc. and Mojave Power II, Inc. which own, indirectly through various entities, general partnership interests in the Navy I partnership and the Navy II partnership. In addition to these interests, James D. Bishop, Sr. is the beneficiary of The James D. Bishop Trust-2001 (''Bishop, Sr. Trust''), which owns shares of common stock of Caithness Corporation and membership units in Caithness 1997, LLC. Caithness Corporation and Caithness 1997, LLC own, indirectly through various entities, general partnership interests in the Navy I partnership, the BLM partnership and the Navy II partnership, which collectively own all of the shares of common stock of Funding Corp. The voting rights to the shares of common stock of Caithness Corporation held by the Bishop, Sr. Trust have been transferred to The Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr. The Bishop, Sr. Trust is irrevocable. James D. Bishop, Sr., therefore, does not have voting or investment power over these shares of common stock of Caithness Corporation.

(3) Owner of economic interests in the Coso partnerships through Caithness Corporation's employee incentive plans, which economic interests are not listed on this table.

(4) James D. Bishop, Jr. is: (i) the beneficiary of The James D. Bishop,Jr. Irrevocable Trust-1996 (the ''Bishop, Jr. Trust''), which owns shares of common stock of Caithness Corporation, and membership units in Caithness 1997, LLC, the voting rights of which have been transferred to the Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr.; (ii) the owner of common stock of Caithness Corporation and Mojave Power, Inc, and membership units in Caithness 1997, LLC; and (iii) the trustee of The Caithness Entities Voting Trust which possesses sole voting control over the shares of common stock of Caithness Corporation held by the Bishop, Sr. Trust, The Barbara Bishop Gollan Irrevocable Trust-1996 (the ''Gollan Trust''), The Elizabeth Bishop DeLuca Irrevocable Trust-1996 and The Linda Bishop Fotiu Irrevocable Trust-1996. The interests listed in
     (i) and (ii) above entitle James D. Bishop, Jr. to the following indirect beneficial ownership interests: Funding Corp. (1.6%); Navy I partnership (1.6%); BLM partnership (1.5%); and Navy II partnership (1.6%). James D. Bishop, Jr. disclaims beneficial ownership of the interests listed in (iii) above.

(5) Barbara Bishop Gollan is the beneficiary of the Gollan Trust, which owns shares of common stock of Caithness Corporation, and membership units in Caithness 1997, LLC. The voting rights to the shares of common stock of Caithness Corporation held by the Gollan Trust have been transferred to The Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr. The Gollan Trust is irrevocable. Barbara Bishop Gollan, therefore, does not have voting or investment power over these shares of common stock of Caithness Corporation.

(6) Dominion Energy, Inc. owns: (i) a limited liability company membership interest in Caithness BLM Group, LP, a Delaware limited partnership, which owns a limited liability company membership interest in CCH, which owns a general partnership interest in the BLM partnership; and (ii) a limited liability company membership interest in Navy II Group which owns a general partnership interest in the Navy II partnership.

(7) Mojave Energy Company owns limited liability company membership interests in Caithness Power, LLC, which owns, indirectly through various entities, general partnership interests in each of the Coso partnerships.


Item 13. Certain Relationships and Related Transactions.


The Coso Partnerships

     Each of the Coso partnerships has two general partners, a managing partner and a non-managing partner. Under the amended and restated partnership agreement, the managing partner of each Coso partnership is generally responsible for the management and control of the day-to-day business and affairs. The managing partner of the Navy I partnership is New CLOC Company, LLC, a Delaware limited liability company, the managing partner of the BLM partnership is New CHIP Company, LLC, a Delaware limited liability company and the managing partner of the Navy II partnership is New CTC Company, LLC, a Delaware limited liability company. The non-managing partner of the Navy I partnership is ESCA, LLC, a Delaware limited liability company, the non-managing partner of the BLM partnership is Caithness Coso Holdings, LLC, a Delaware limited liability company, and the non-managing partner of the Navy II partnership is Caithness Navy II Group, LLC, a Delaware limited liability company.

     Each managing partner is a limited liability company managed by a manager who is appointed by CAC, the sole member of each managing partner. The manager is responsible for the ordinary course management and operations by its Coso partnership. CAC has appointed itself as the manager of each managing partner. CAC has also appointed Mr. Ferrucci as the independent manager of each managing partner. (In addition, each of the managing members of the non-managing partners has appointed Mr. Ferrucci as the independent manager of that non-managing partner.) The approval of the independent manager is required before the managing partner (or the non-managing partner, as the case may be) may take certain actions that do not involve the ordinary course management and operations by the Coso partnerships of the Coso projects, including, among others, (1) commencing any bankruptcy or insolvency proceeding involving the managing partner, (2) incurring any debt in the name of the managing partner for which it would be liable, (3) dissolving, liquidating, consolidating or merging, or selling all or substantially all of the assets of, its respective Coso partnership, or (4) engaging in any business or activity other than acting as the managing partner of its respective Coso partnership. Each managing partner also has its officers, who are also officers of Funding Corp., who act on behalf of the managing partners of the Coso partnerships.

     CAC, a limited liability company, is the manager and sole member of each of the managing partners. Caithness Energy as the manager and sole owner of CAC, has delegated its role as manager of CAC to the CAC board of directors, including the power to manage the managing partners of the Coso partnerships. Each managing partner's officers are also the officers of CAC. None of the persons acting on behalf of the Coso partnerships receives any compensation from the Coso partnerships for his or her services, except that nominal compensation is paid in consideration for Mr. Ferrucci's services.

     Caithness Energy is governed by a board of directors and not by its members. The directors of Funding Corp., other than Mr. Ferrucci, also currently serve as members of the board of directors of Caithness Energy. Under the limited liability company agreement of Caithness Energy, Caithness Corporation is entitled to appoint a number of members to the Board of Directors of Caithness Energy who hold, in the aggregate, a majority of the votes of all members of such board of directors. Caithness Corporation's present appointees are Messrs. Bishop, Sr., and Bishop, Jr.. In addition, Messrs. Gelber, Carpenter and McCallion serve as voting members of the board of directors of Caithness Energy pursuant to their individual executive compensation agreements with Caithness Energy. These five individuals, together with Mr. Ferrucci, serve as the CAC board of directors.


Management Committees

     Under the amended and restated partnership agreement of each Coso partnership, the managing partner is subject to the directives of a management committee which oversees the business operations of the Coso partnership. The managing partner of a Coso partnership may not take certain specific actions without the consent of the management committee of that Coso partnership. However, the management committee may not direct the managing partner of the Coso partnership to take any action over which the independent manager has exclusive authority without the requisite approval of the independent manager. The management committee of each Coso partnership consists of four delegates, two of which are appointed by the managing partner and two of which are appointed by the non-managing partner. Each partner may substitute or change its delegates.

     Under the amended and restated partnership agreements of the Coso partnerships, each partner may appoint one delegate with multiple votes. The names of the delegates appointed by affiliates of Caithness Energy to the management committees of the Coso partnerships are set forth below.

     As of December 31, 2000, the following persons were the members of the management committee of each Coso partnership, as applicable. Each person has two votes on each management committee on which he serves:

        Name                      Age              Partnership(s)
        ----                      ---              --------------
James D. Bishop, Jr.              40     Navy I partnership, BLM partnership,
                                         Navy II partnership

Christopher T. McCallion          39     Navy I partnership, BLM partnership,
                                         Navy II partnership


  Certain information regarding Messrs. Bishop and McCallion is provided above.


Management Committee Fees

     The members of the management committees are not entitled to any direct compensation from Funding Corp. or the Coso partnerships. However, each Coso partnership previously paid its two general partner's annual management committee fees for their participation on the management committee of that Coso partnership. The following table sets forth, for the years ended December 31, 1997, 1998, 1999 and 2000, the total amount of management committee fees paid or payable by each of the Coso partnerships to its partners:


                                                             Year Ended December 31

                                               1997             1998             1999            2000
                                            ---------        ---------        ---------       ---------
Navy I Partnership
     New CLOC                               $     --         $     --         $     --         $    --
     Predecessor of New CLOC                  143,000          147,000           25,000             --
     ESCA                                     214,000          221,000          258,000         234,000
                                            ---------        ---------        ---------       ---------
                                            $ 357,000        $ 368,000        $ 283,000       $ 234,000
                                            =========        =========        =========       =========
BLM Partnership
     New CHIP                               $     --         $     --         $     --        $     --
     Predecessor of New CHIP                  145,000          148,000           25,000             --
     CCH                                      218,000          223,000          259,000         234,000
                                            ---------        ---------        ---------       ---------
                                            $ 363,000        $ 371,000        $ 284,000       $ 234,000
                                            =========        =========        =========       =========
Navy II Partnership
     New CTC                                $     --         $     --         $     --        $     --
     Predecessor of New CTC.                  145,000          148,000           25,000             --
     Navy II Group                            218,000          223,000          259,000         234,000
                                            ---------        ---------        ---------       ---------
                                            $ 363,000        $ 371,000        $ 284,000       $ 234,000
                                            =========        =========        =========       =========


     The Coso partnerships no longer pay management committee fees to their managing partners.


Funding Corp.

     As of June 30, 1999, the authorized capital stock of Funding Corp. consisted of 1,000 shares of common stock, par value $0.01 per share, of which 300 shares were outstanding. The outstanding common stock is owned equally by the Coso partnerships.


Coso Partnerships

     The directors and executive officers also act in similar capacities on behalf of the managing partner of each Coso partnership and, except for Mr. Ferrucci, on behalf of CAC and Caithness Energy. Several of these directors and executive officers beneficially own the securities of Caithness Corporation, who beneficially owns the majority of membership interests of Caithness Energy.


                                     Part IV


Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.


(a)      Documents filed as part of this report:

         Financial Statements and Schedules

(b)      Current reports on Form 8-K:

         None

(c)      Exhibits:

         The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.


                                INDEX TO EXHIBITS

Exhibit
Number                    Description of Exhibit
------                    ----------------------

3.1       Certificate of Incorporation of Caithness Coso Funding Corp.*

3.2       Bylaws of Caithness Coso Funding Corp.*

3.3 Third Amended and Restated Partnership Agreement of Coso Finance Partners, dated as of May 28,1999.*

3.4 Third Amended and Restated Partnership Agreement of Coso Energy Developers, dated as of May 28,1999.*

3.5 Third Amended and Restated Partnership Agreement of Coso Power Developers, dated as of May 28,1999

3.6       Amendment  Agreement,  dated as of May 28,  1999,  by and  among  Coso
          Finance  Partners,   Caithness  Acquisition  Company,  LLC,  New  CLOC
          Company, LLC, ESCA,LLC and Coso Operating Company LLC.*

3.7 Amendment Agreement, dated as of May 28, 1999, by and among Coso Energy Developers, Caithness Acquisition Company, LLC, New CHIP Company, LLC, Caithness Coso Holdings, LLC and Coso Operating Company LLC.*

3.8 Amendment Agreement, dated as of May 28, 1999, by and among Coso Power Developers, Caithness Acquisition Company, LLC, New CTC Company, LLC,Caithness Navy II Group, LLC and Coso Operating Company LLC.*

4.1 Indenture, dated as of May 28, 1999, among Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, Coso Power Developers, and U.S. Bank Trust National Association as trustee and as collateral agent.*

4.3       Notation  of  Guarantee,  dated as of May 28,  1999,  of Coso  Finance
          Partners.*

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

10.14 Security Agreement, dated as of May 28, 1999, executed by Coso Energy Developers in favor of U.S. Bank Trust National Association, as collateral agent.*

10.15 Security Agreement, dated as of May 28, 1999, executed by Coso Power Developers in favor of U.S. Bank Trust National Association, as collateral agent.*

10.18 Security Agreement (Navy I project permits), dated as of May 28, 1999, executed by Coso Operating Company LLC in favor of U.S. Bank Trust National Association, as collateral agent.*

10.19 Security Agreement (BLM project permits), dated as of May 28, 1999, executed by Coso Operating Company LLC in favor of U.S. Bank Trust National Association, as collateral agent.*

10.20 Security Agreement (Navy II project permits), dated as of May 28, 1999, executed by Coso Operating Company LLC in favor of U.S. Bank Trust National Association, as collateral agent.*

10.24 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by Coso Finance Partners in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

10.25 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by Coso Energy
          Developers in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

10.26 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by Coso Power Developers in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

10.27 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by Coso Transmission Line Partners in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

10.28 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by China Lake Joint Venture in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

10.29 Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated as of May 28, 1999, executed by Coso Land Company in favor of U.S. Bank Trust National Association, as trustee, and as beneficiary.*

10.30 Stock Pledge Agreement, dated as of May 28, 1999, by Coso Finance Partners, Coso Energy Developers and Coso Power Developers in favor of U.S. Bank Trust National Association, as Collateral agent.*

10.31 Partnership Interest Pledge Agreement (Navy I), dated as of May 28, 1999, by ESCA, LLC and New CLOC Company, LLC, in favor of U.S. Bank Trust National Association, as collateral agent.*

10.32 Partnership Interest Pledge Agreement (BLM), dated as of May 28, 1999, by Caithness Coso Holdings, LLC and New CHIP Company, LLC, in favor of U.S. Bank Trust National Association, as Collateral agent.*

10.33 Partnership Interest Pledge Agreement (Navy II), dated as of May 28, 1999, by Caithness Navy II Group, LLC and New CTC Company, LLC, in favor of U.S. Bank Trust National Association, as collateral agent.*

10.34 Partnership Interest Pledge Agreement (CTLP), dated as of May 28, 1999, by Coso Energy Developers and Coso Power Developers, in favor of U.S. Bank Trust National Association, as Collateral agent.*

10.35 Partnership Interest Pledge Agreement (CLJV), dated as of May 28, 1999, by Caithness Acquisition Company, LLC and Caithness Geothermal 1980 Ltd., LP, in favor of U.S. Bank Trust National Association, as collateral agent.*

10.36 Partnership Interest Pledge Agreement (CLC), dated as of May 28, 1999, by Caithness Acquisition Company, LLC and Caithness Geothermal 1980 Ltd., LP, in favor of U.S. Bank Trust National Association, as collateral agent.*

10.37 Promissory Notes Security Agreement, dated as of May 28, 1999, by Caithness Coso Funding Corp., in favor of U.S. Bank Trust National Association, as collateral agent.*

10.38 Original Service Contract N62474-79-C-5382, dated December 6, 1979, between U.S. Naval Weapons Center and California Energy Company, Inc., Contractor (the ''Navy Contract''), including all Amendments thereto.*

10.39 Escrow Agreement, dated December 16, 1992, as amended, by and among Coso Finance Partners, Bank of America and the Navy.*

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

10.61 Purchase Agreement, dated as of January 16, 1999, by and among Caithness Energy, L.L.C., Caithness Acquisition Company, LLC, and California Energy Company, Inc.*

10.62 Agreement Concerning Consideration, dated as of February 25, 1999, by and among Caithness Energy, L.L.C., Caithness Acquisition Company, L.L.C., New CLOC Company, LLC, New CHIP Company, LLC, New CTC Company, LLC, and CalEnergy Company, Inc.*

10.63 Future Revenue Agreement, dated February 25, 1999, by and between Caithness Energy, L.L.C., Caithness Acquisition Company, LLC, New CTC Company, LLC, New CLOC Company, LLC, NewCHIP Company, LLC, Coso Finance Partners, Coso Energy Developers, Coso Power Developers, and California Energy Company, Inc.*

10.64 Acknowledgment and Agreement-Release, dated January 16, 1999, executed by Caithness Resources, Inc., Caithness Corporation, Caithness Power, L.L.C., James Bishop Sr., and Caithness CEA Geothermal, LP (appended to Exhibit 10.61).*

10.65 Acknowledgment and Agreement-Indemnity, dated May 28, 1999, executed by Coso Finance Partners, New CLOC Company, LLC, ESCA, LLC, Coso Energy Developers, New CHIP Company, LLC, Caithness Coso Holdings, LLC, Coso Power Developers, New CTC Company, LLC, and Caithness Navy II Group, LLC.*

10.66 Acknowledgment and Agreement-Release, dated May 28, 1999, executed by Coso Finance Partners, New CLOC Company, LLC, ESCA, LLC, Coso Energy Developers, New CHIP Company, LLC, Caithness Coso Holdings, LLC, Coso Power Developers, New CTC Company, LLC, and Caithness Navy II Group, LLC.*

10.67 Acknowledgment and Agreement-Indemnity, dated January 16, 1999, executed by Caithness Resources, Inc., Caithness Corporation, Caithness Power, L.L.C., China Lake Operating Company, Coso Technology Corporation and Coso Hotsprings Intermountain Power (appended to
          Exhibit 10.61).*

10.68 Power Purchase Agreement (modified Standard Offer No.4) (Navy I), dated as of June 4, 1984, as Amended, by and between Southern California Edison Company and Coso Finance Partners (as assignee of China Lake Joint Venture).*

10.69 Power Purchase Agreement (modified Standard Offer No.4) (BLM), dated as of February 1, 1985, by and between Southern California Edison Company and Coso Energy Developers (as assignee of China Lake Joint Venture).*

10.70 Power Purchase Agreement (modified Standard Offer No.4) (Navy II), dated as of February 1, 1985, by and between Southern California Edison Company and Coso Power Developers (as assignee of China Lake Joint Venture).*

10.72 Interconnection and Integration Facilities Agreement (BLM project), dated December 15, 1988, Between Southern California Edison Company and Coso Energy Developers (as assignee of China Lake Joint Venture).*

10.73 Interconnection and Integration Facilities Agreement (Navy II project), dated December 15, 1988, Between Southern California Edison Company and Coso Power Developers (as assignee of China Lake Joint Venture).*

10.77 Operating Fee Subordination Agreement (Navy I), dated as of May 28, 1999, by and among Coso Operating Company, LLC, and U.S. Bank Trust National Association, as collateral agent.*

10.78 Operating Fee Subordination Agreement (BLM), dated as of May 28, 1999, by and among Coso Operating Company, LLC, and U.S. Bank Trust National Association, as collateral agent.*

10.79 Operating Fee Subordination Agreement (Navy II), dated as of May 28, 1999, by and among Coso Operating Company, LLC, and U.S. Bank Trust National Association, as collateral agent.*

10.80 Management Fee Subordination Agreement (Navy I), dated as of May 28, 1999, by and among ESCA, LLC, New CLOC Company, LLC, Coso Finance Partners, and U.S. Bank Trust National Association, as collateral agent.*

10.81 Management Fee Subordination Agreement (BLM), dated as of May 28, 1999, by and among Caithness Coso Holdings, LLC, New CHIP Company, LLC, Coso Energy Developers, and U.S. Bank Trust National Association, as collateral agent.*

10.82 Management Fee Subordination Agreement (Navy II), dated as of May 28, 1999, by and among Caithness Navy II Group, LLC, New CTC Company, LLC, Coso Power Developers, and U.S. Bank Trust National Association, as collateral agent.*

10.83 Cotenancy Agreement, dated as of May 28, 1999, by and among Coso Finance Partners, Coso Energy Developers, and Coso Power Developers.*

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

23.7      Consent of Reed Smith Shaw & McClay LLP (included in Exhibit 5.2).*

24.1      Powers of Attorney (included on pages II-9, II-11, II-13 and II-15).*

25.1 Form T-1 Statement of Eligibility and Qualification of U.S. Bank Trust National Association as Trustee.*

27.1      Financial Data Schedule--Form SX--Caithness Coso Funding Corp.

27.2      Financial Data Schedule--Form SX--Coso Finance Partners.

27.3      Financial Data Schedule--Form SX--Coso Energy Developers.

27.4      Financial Data Schedule--Form SX--Coso Power Developers

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

                                  EXHIBIT 27.1
                                    Form S-X
                       Commercial and Industrial Companies


Financial Data Schedule Worksheet for:      CAITHNESS COSO FUNDING CORP.
                                            ----------------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                      Yes  X No        information extracted from *_____________
                   ---   ---           and_is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:


RESTATED

Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:

MULTIPLIER
Do the financials require a multiplier        X 1,000       1,000,000,000
                                             ---         ----
other than 1 (one)?
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS          - MOS
                                         -- ----         -- ----
                                               X YEAR        X  YEAR
                                              ---           ---
                                            (for annual report filings)
                                              OTHER           OTHER
                                          ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 1999      DEC - 31 - 2000
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 1999      JAN - 01 - 2000
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 1999      DEC - 31 - 2000
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE Year
                                                     ----                        ----
CASH                                                         0                           0
SECURITIES                                                   0                           0
RECEIVABLES                                            414,392                     331,353
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETDS                                          1,392                       1,286
PP&E                                                         0                           0
DEPRECIATION                                                 0                           0
TOTAL ASSETS                                           414,392                     331,353
CURRENT LIABILITIES                                      1,392                       1,286
BONDS                                                  413,000                     330,067
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             414,392                     331,353
SALES                                                        0                           0
TOTAL REVENUES                                          20,491                      30,799
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                               0                           0
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       20,491                      30,799
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                                   0                           0
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                      Yes  X No        information extracted from *_____________
                   ---   ---           and_is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:


RESTATED

Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:

MULTIPLIER
Do the financials require a multiplier        X 1,000        1,000,000,000
                                             ---         ----
other than 1 (one)?
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS          - MOS
                                         -- ----         -- ----
                                               X YEAR        X  YEAR
                                              ---           ---
                                            (for annual report filings)
                                              OTHER           OTHER
                                          ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 1999      DEC - 31 - 2000
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 1999      JAN - 01 - 2000
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 1999      DEC - 31 - 2000
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE Year
                                                     ----                        ----
CASH                                                     7,821                       3,506
SECURITIES                                              25,001                      22,996
RECEIVABLES                                             10,142                      17,715
ALLOWANCES                                                   0                      15,234
INVENTORY                                                    0                           0
CURRENT ASSETS                                          17,963                       6,796
PP&E                                                   225,157                     228,718
DEPRECIATION                                            71,278                      79,642
TOTAL ASSETS                                           218,192                     198,409
CURRENT LIABILITIES                                     17,280                      16,554
BONDS                                                  151,550                     134,984
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             218,192                     198,409
SALES                                                   55,666                      67,653
TOTAL REVENUES                                          57,900                      70,159
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          32,129                      44,358
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       13,575                      13,013
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                            2,375                           0
CHANGES                                                      0                           0
NET INCOME                                               9,821                      12,788
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                  EXHIBIT 27.3
                                    Form S-X
                       Commercial and Industrial Companies

Financial Data Schedule Worksheet for:      COSO ENERGY DEVELOPERS
                                            ----------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                      Yes  X No        information extracted from *_____________
                   ---   ---           and_is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:


RESTATED

Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:

MULTIPLIER
Do the financials require a multiplier        X 1,000        1,000,000,000
                                             ---         ----
other than 1 (one)?
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS          - MOS
                                         -- ----         -- ----
                                               X YEAR        X  YEAR
                                              ---           ---
                                            (for annual report filings)
                                              OTHER           OTHER
                                          ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 1999      DEC - 31 - 2000
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 1999      JAN - 01 - 2000
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 1999      DEC - 31 - 2000
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE Year
                                                     ----                        ----
CASH                                                     6,423                       5,862
SECURITIES                                               9,806                      14,502
RECEIVABLES                                              6,856                      15,684
ALLOWANCES                                                   0                      15,279
INVENTORY                                                    0                           0
CURRENT ASSETS                                          13,379                       7,280
PP&E                                                   237,183                     238,244
DEPRECIATION                                            71,533                      84,626
TOTAL ASSETS                                           216,391                     201,312
CURRENT LIABILITIES                                     29,141                      31,160
BONDS                                                  107,900                     100,907
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             216,391                     201,312
SALES                                                   49,877                      57,453
TOTAL REVENUES                                          50,943                      65,578
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          38,534                      46,693
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       10,235                       9,492
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                            1,822                           0
CHANGES                                                      0                           0
NET INCOME                                                 352                       9,393
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                      Yes  X No        information extracted from *_____________
                   ---   ---           and_is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:


RESTATED

Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:

MULTIPLIER
Do the financials require a multiplier        X 1,000        1,000,000,000
                                             ---         ----
other than 1 (one)?
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS          - MOS
                                         -- ----         -- ----
                                               X YEAR        X  YEAR
                                              ---           ---
                                            (for annual report filings)
                                              OTHER           OTHER
                                          ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 1999      DEC - 31 - 2000
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 1999      JAN - 01 - 2000
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 1999      DEC - 31 - 2000
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE Year
                                                     ----                        ----
CASH                                                     6,020                       7,741
SECURITIES                                              54,338                      10,214
RECEIVABLES                                             27,598                      21,294
ALLOWANCES                                                   0                      15,312
INVENTORY                                                    0                           0
CURRENT ASSETS                                          33,618                      14,572
PP&E                                                   208,048                     209,605
DEPRECIATION                                            60,526                      72,658
TOTAL ASSETS                                           273,269                     195,693
CURRENT LIABILITIES                                     15,388                      14,094
BONDS                                                  153,550                      94,176
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             273,269                     195,639
SALES                                                  113,746                      58,366
TOTAL REVENUES                                         115,920                      61,234
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          43,577                      49,895
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       13,991                       9,899
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                            2,147                           0
CHANGES                                                      0                           0
NET INCOME                                              56,205                       1,440
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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



Date:  March 28, 2001                       CAITHNESS COSO FUNDING CORP.,
                                            a Delaware corporation

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





               Signature                                    Title                               Date
/S/    JAMES D. BISHOP, SR.                        Director, Chairman and Chief              March 28, 2001
--------------------------------------------       Executive Officer (Principal
        James D. Bishop, Sr.                        Executive Officer)


/S/    CHRISTOPHER T. MCCALLION                    Director, Executive Vice President        March 28, 2001
--------------------------------------------       and Chief Financial Officer
        Christopher T. McCallion                    (Principal Accounting Officer)


/S/    LESLIE J. GELBER                            Director, President and Chief             March 28, 2001
--------------------------------------------        Operating Officer
        Leslie J. Gelber


/S/    JAMES D. BISHOP, JR.                        Director                                  March 28, 2001
--------------------------------------------
        James D. Bishop, Jr.

/S/    LARRY K. CARPENTER                          Director                                  March 28, 2001
--------------------------------------------
        Larry K. Carpenter

/S/    MARK A. FERRUCCI                            Director                                  March 28, 2001
--------------------------------------------
        Mark A. Ferrucci

