Form 10-Q
period 2001-03-31
CAITHNESS COSO FUNDING CORP; COSO ENERGY DEVELOPERS; COSO FINANCE PARTNERS; COSO POWER DEVELOPERS
filed 2001-05-11
CIK 1088866, 1088869, 1088870, 1088873

FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the quarterly period ended    March 31, 2001
                                                   --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ________________to_______________

Commission File Number:                    333-83815
                                           ---------

                          Caithness Coso Funding Corp.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  94-3328762
              --------                                  ----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)

   Coso Finance Partners              California               68-0133679
   Coso Energy Developers             California               94-3071296
   Coso Power Developers              California               94-3102796
   ---------------------              ----------               -----------
 (Exact names of Registrants        (State or other         (I.R.S. Employer
as specified in their charters)     jurisdiction of        Identification No.)
                                    incorporation or
                                     organization)



1114 Avenue of the Americas, 41st Floor, New York, New York      10036-7790
-----------------------------------------------------------      ----------
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

          300 shares in Caithness Coso Funding Corp. as of May 10, 2001
          -------------------------------------------------------------

                          CAITHNESS COSO FUNDING CORP.
                                    Form 10-Q
                      For the Quarter Ended March 31, 2001


PART I.  FINANCIAL INFORMATION                                      Page No.

ITEM 1.  Financial Statements

  Caithness Coso Funding Corp
  Unaudited condensed balance sheet at March 31, 2001 and
    December 31, 2000                                                     4
  Unaudited condensed statement of operations for the three-
    months ended March 31, 2001 and the three-months ended
    March 31, 2000                                                        5
  Unaudited condensed statement of cash flows for the three-
    months ended March 31, 2001 and the three-months ended
    March 31, 2000                                                        6
  Notes to the unaudited condensed financial statements                   7

  Coso Finance Partners
  Unaudited condensed balance sheets at March 31, 2001 and
    December 31, 2000                                                     8
  Unaudited condensed statements of operations for the three-
    months ended March 31, 2001 and the three-months ended
    March 31,2000                                                         9
  Unaudited condensed statements of cash flows for the three-
    months ended March 31, 2001 and the three-months ended
    March 31, 2000.                                                      10
  Notes to the unaudited condensed financial statements                  11

  Coso Energy Developers
  Unaudited condensed balance sheets at March 31, 2001 and
    December 31, 2000                                                    12
  Unaudited condensed statements of operations for the three-
    months ended March 31, 2001 and the three-months ended
    March 31, 2000                                                       13
  Unaudited condensed statements of cash flows for the three-
    months ended March 31, 2001 and the three-months ended
    March 31, 2000.                                                      14
  Notes to the unaudited condensed financial statements                  15

  Coso Power Developers
  Unaudited condensed balance sheets at March 31, 2001 and
    December 31, 2000                                                    16
  Unaudited condensed statements of operations for the three-
    months ended March 31, 2001 and the three-months ended
    March 31, 2000                                                       17
  Unaudited condensed statements of cash flows for the three-
    months ended March 31, 2001 and the three-months ended
    March 31, 2000.                                                      18
  Notes to the unaudited condensed financial statements                  19

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      20


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                              28
ITEM 2.   Change in Securities and Use of Proceeds                       28
ITEM 3.   Defaults upon Senior Securities                                28
ITEM 4.   Submission of Matters to a Vote of Security Holders            28
ITEM 5.   Other Information                                              28
  Supplemental condensed combined financial information for the
    Coso Partnerships
  Unaudited condensed combined balance sheets at March 31, 2001
    and December 31, 2000                                                30
  Unaudited condensed combined statements of operations for the three-months ended March 31, 2001, and the three-months ended
    March 31, 2000                                                       31
  Unaudited condensed combined statements of cash flows for the three-months ended March 31, 2001, and the three-months ended
    March 31, 2000                                                       32
  Notes to the unaudited condensed combined financial statements         33

ITEM 6.   Exhibits and Reports on Form 8-K                               34

                          CAITHNESS COSO FUNDING CORP.
                        UNAUDITED CONDENSED BALANCE SHEET
                             (Dollars in thousands)


                                                                   March 31,        December 31,
                                                                     2001              2000
                                                                                      (Note)

Assets:
   Accrued interest receivable.......................           $    8,601       $    1,286
   Project loan to Coso Finance Partners.............              134,984          134,984
   Project loan to Coso Energy Developers............              100,907          100,907
   Project loan to Coso Power Developers.............               94,176           94,176
                                                                   -------          -------

                                                                $  338,668       $  331,353
                                                                   =======          =======


Liabilities and Stockholders' Equity:
   Senior secured notes:
      Accrued interest payable.......................           $    8,601       $    1,286
      6.80% notes due 2001...........................               27,067           27,067
      9.05% notes due 2009...........................              303,000          303,000
                                                                   -------          -------
                                                                   338,668          331,353


Stockholders' equity.................................                 ---              ---
                                                                   -------          -------

                                                                $  338,668       $  331,353
                                                                   =======          =======




Note: The condensed balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.





          See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in thousands)



                                    Three-Months          Three-Months
                                       Ended                 Ended
                                      March 31,             March 31,
                                        2001                  2000


Interest income..........            $  8,601              $  9,221
Interest expense.........              (8,601)               (9,221)
                                       -------               -------

     Net income..........            $    ---              $    ---
                                       =======               =======




     See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)



                                                  Three-Months          Three-Months
                                                     Ended                 Ended
                                                    March 31,             March 31,
                                                      2001                  2000



Cash flows from investing activities......         $   (8,601)           $   52,665
Cash flows from financing activities......              8,601               (52,665)
                                                       -------              --------

Net change in cash and cash equivalents...         $      ---            $      ---
                                                       =======              ========





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

On May 28, 1999, Funding Corp. sold $413,000 of senior secured notes. Pursuant to separate credit agreements between Funding Corp. and each partnership, the net proceeds from the offering of $110,000 of 6.80% senior secured notes due 2001 and $303,000 of 9.05% senior secured notes due 2009 were loaned to the Partnerships, and the Partnerships have jointly and severally guaranteed repayment on a senior basis. Payment of the Notes is provided for by payments made by the Partnerships under their respective project loans.

Funding Corp. has no material assets other than the loans, and the accrued interest thereon, that have been made to the Partnerships. Also, Funding Corp. does not conduct any business, other than issuing the senior secured notes and making the loans to the Partnerships.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2000.

The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

(3)      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative' s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Funding Corp. has adopted FAS 133, and assessed that it has no material effect on it's financial statements.

                              COSO FINANCE PARTNERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                     March 31,       December 31,
                                                                                       2001             2000
                                                                                                       (Note)



Assets:
   Cash and cash equivalents..................................................       $   1,018         $   3,506
   Restricted cash and investments............................................          22,461            22,996
   Accounts receivable, net...................................................           1,491               521
   Prepaid expenses & other assets............................................             432               809
   Amounts due from related parties...........................................           7,792             1,960
   Property, plant & equipment, net...........................................         147,416           149,076
   Power purchase agreement, net..............................................          11,953            12,240
   Investment in China Lake Plant Services, Inc...............................           4,062             4,072
   Deferred financing costs, net..............................................           3,100             3,229
                                                                                       -------           -------

                                                                                     $ 199,725         $ 198,409
                                                                                       =======           =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...................................       $  18,650         $  15,857
   Amounts due to related parties.............................................           4,177               697
   Project loans..............................................................         134,984           134,984
                                                                                       -------           -------
                                                                                       157,811           151,538
Partners' capital.............................................................          41,914            46,871
                                                                                       -------           -------

                                                                                     $ 199,725         $ 198,409
                                                                                       =======           =======






 Note: The condensed balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.





          See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                                                     Three-Months        Three-Months
                                                                                        Ended               Ended
                                                                                       March 31,           March 31,
                                                                                         2001                2000

Revenue:
   Energy revenues............................................................       $  30,615           $   7,725
   Capacity...................................................................           1,255               1,255
   Interest and other income                                                               135                 323
                                                                                        ------               -----
        Total revenue.........................................................          32,005               9,303

Operating expenses:
   Plant operating expenses...................................................           1,762               2,072
   Royalty expense............................................................           3,770               1,189
   Provision for doubtful accounts............................................          25,817                 --
   Depreciation and amortization..............................................           2,499               2,353
                                                                                        ------               -----
        Total operating expenses..............................................          33,848               5,614

        Operating income (loss)...............................................          (1,843)              3,689

Other expenses:
   Interest expense...........................................................           2,984               3,173
   Amortization on deferred financing.........................................             130                 130
                                                                                        ------               -----
        Total other expenses..................................................           3,114               3,303


        Net income (loss).....................................................       $  (4,957)          $     386
                                                                                        ======               =====




     See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                     Three-Months        Three-Months
                                                                                        Ended               Ended
                                                                                       March 31,           March 31,
                                                                                         2001                2000

Net cash provided by (used in) operating activities...........................       $  (2,470)          $   8,624
Net cash provided by (used in) investing activities...........................             (18)              2,445
Net cash provided by (used in) financing activities...........................            ---               (5,556)
                                                                                        -------             -------

Net change in cash and cash equivalents.......................................       $  (2,488)          $   5,513
                                                                                        =======             =======




     See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
                        NOTES TO THE UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS



(1)      Organization and Operation

Coso Finance Partners (CFP), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the China Lake Naval Air Weapons Station, China Lake California. CFP sells all electricity produced to Southern California Edison under a 24-year power purchase contract expiring in 2011.

(2)      Basis of Presentation

The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2000.

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


(3)      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. CFP has adopted FAS 133, and assessed that it has no material effect on it's financial statements.

                             COSO ENERGY DEVELOPERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                    March 31,       December 31,
                                                                                      2001             2000
                                                                                                      (Note)
Assets:
   Cash and cash equivalents...............................................       $   4,764         $   5,862
   Restricted cash and investments.........................................          12,514            14,502
   Accounts receivable, net................................................           1,539                40
   Prepaid expenses and other assets.......................................             534             1,013
   Amounts due from related parties........................................             374               365
   Property, plant and equipment, net......................................         153,972           153,618
   Power purchase agreement, net...........................................          19,242            19,510
   Investment in Coso Transmission Line Partners...........................           2,871             2,871
   Investment in China Lake Plant Services, Inc............................             949             1,051
   Deferred financing costs, net...........................................           2,401             2,480
                                                                                    -------           -------

                                                                                  $ 199,160         $ 201,312
                                                                                    =======           =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities................................       $  10,779         $   6,839
   Amounts due to related parties..........................................          28,293            24,321
   Project loans...........................................................         100,907           100,907
                                                                                    -------           -------
                                                                                    139,979           132,067
   Partners' capital.......................................................          59,181            69,245
                                                                                    -------           -------

                                                                                  $ 199,160         $ 201,312
                                                                                    =======           =======



Note: The condensed balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



          See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in thousands)



                                                                                     Three-Months        Three-Months
                                                                                        Ended               Ended
                                                                                       March 31,           March 31,
                                                                                         2001                2000
Revenue:
   Energy revenues............................................................       $  25,547           $   5,953
   Capacity...................................................................           1,228               1,227
   Interest and other income..................................................             620               5,315
                                                                                       -------              ------
      Total revenue...........................................................          27,395              12,495

Operating expenses:
   Plant operating expenses...................................................           2,361               2,539
   Royalty expense............................................................           2,868                  65
   Provisions for doubtful accounts...........................................          25,950                 --
   Depreciation and amortization..............................................           3,946               3,876
                                                                                       -------              ------
      Total operating expenses................................................          35,125               6,480

      Operating income (loss).................................................          (7,730)              6,015


Other expenses:
   Interest expense...........................................................           2,257               2,308
   Amortization on deferred financing.........................................              79                  80
                                                                                       -------              ------
      Total other expenses....................................................           2,336               2,388


      Net income (loss).......................................................       $ (10,066)          $   3,627
                                                                                       =======              ======



     See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                    Three-Months    Three-Months
                                                                                       Ended           Ended
                                                                                      March 31,       March 31,
                                                                                        2001            2000

Net cash provided by operating activities.....................................       $     947      $   9,651
Net cash provided by (used in) investing activities...........................          (2,045)         2,968
Net cash provided by (used in) financing activities...........................             ---         (4,105)
                                                                                        -------        -------

Net change in cash and cash equivalents.......................................       $  (1,098)     $   8,514
                                                                                        =======        =======




     See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS



(1)      Organization and Operation

Coso Energy Developers (CED), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CED sells all electricity produced to Southern California Edison under a 30-year power purchase contract expiring in 2019.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2000.

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

(3)      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. CED has adopted FAS 133, and assessed that it has no material effect on it's financial statements.

                                                COSO POWER DEVELOPERS
                                         UNAUDITED CONDENSED BALANCE SHEETS
                                               (Dollars in thousands)



                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                                                       (Note)
Assets:
   Cash and cash equivalents...............................................       $   7,196         $   7,741
   Restricted cash and investments.........................................           9,458            10,214
   Accounts receivable, net................................................           1,449                29
   Prepaid expenses and other assets.......................................             450               849
   Amounts due from related parties........................................           5,822             5,953
   Property, plant and equipment, net......................................         134,282           136,947
   Power purchase agreement, net...........................................          24,916            25,614
   Investment in Coso Transmission Line Partners...........................           3,528             3,528
   Investment in China Lake Plant Services, Inc............................           1,981             1,963
   Deferred financing costs, net...........................................           2,663             2,855
                                                                                    -------           -------

                                                                                  $ 191,745         $ 195,693
                                                                                    =======           =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities................................          15,138            12,278
   Amounts due to related parties..........................................           8,911             1,816
   Project loans...........................................................          94,176            94,176
                                                                                    -------           -------
                                                                                    118,225           108,270
Partners' capital..........................................................          73,520            87,423
                                                                                    -------           -------

                                                                                  $ 191,745         $ 195,693
                                                                                    =======           =======






Note: The condensed balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



          See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                                                    Three-Months    Three-Months
                                                                                        Ended          Ended
                                                                                      March 31,       March 31,
                                                                                        2001            2000

Revenues:
   Energy revenues............................................................      $   23,211      $   8,554
   Capacity...................................................................           1,233          1,234
   Interest and other income..................................................             358            529
                                                                                       -------         ------
      Total revenue...........................................................          24,802         10,317

Operating expenses:
   Plant operating expenses...................................................           1,975          2,105
   Royalty expense............................................................           3,712          1,775
   Provision for doubtful accounts............................................          26,998            --
   Depreciation and amortization..............................................           3,753          3,698
                                                                                       -------         ------
      Total operating expenses................................................          36,438          7,578

      Operating income (loss).................................................         (11,636)         2,739

Other expenses:
   Interest expense...........................................................           2,075          2,354
   Amortization on deferred financing.........................................             192            192
                                                                                       -------         ------
      Total other expenses....................................................           2,267          2,546


      Net income (loss).......................................................      $  (13,903)     $     193
                                                                                       =======         ======




          See accompanying notes to the unaudited condensed financial statements

                                                COSO POWER DEVELOPERS
                                    UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)


                                                                                    Three-Months    Three-Months
                                                                                       Ended           Ended
                                                                                      March 31,       March 31,
                                                                                        2001            2000

Net cash provided by (used in) operating activities...........................      $     (911)     $  16,815
Net cash provided by (used in) investing activities...........................             366         42,822
Net cash provided by (used in) financing activities...........................             ---        (43,004)
                                                                                          -----        -------

Net change in cash and cash equivalents.......................................      $     (545)     $  16,633
                                                                                          =====       ========




     See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS



(1)      Organization and Operation

Coso Power Developers (CPD), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CPD sells all electricity produced to Southern California Edison under a 20-year power purchase contract expiring in 2010.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2000.

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

(3)      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. CPD has adopted FAS 133, and assessed that it has no material effect on it's financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for historical financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. ("Funding Corp."), Coso Finance Partners ("the Navy I Partnership"), Coso Energy Developers ("the BLM Partnership"), and Coso Power Developers ("the Navy II Partnership"), respectively, (the "Coso Partnerships") or collectively ("Coso") and their respective management. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are:
(i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Southern California Edison, ("Edison"), (iii) that the information is of a preliminary nature and may be subject to further adjustment, (iv) risks related to the operation of power plants (v) the impact of avoided cost pricing, (vi) general operating risks, (vii) the dependence on third parties, (viii) changes in government regulation, (ix) the effects of competition, (x) the dependence on senior management, (xi) fluctuations in quarterly results and (xii) seasonality.


General

     The Coso projects consist of three 80MW geothermal power plants, which are referred to as Navy I, BLM and Navy II, and their transmission lines, wells, gathering systems and other related facilities. The Coso projects are located near one another at the United States Naval Air Weapons Center at China Lake, California. The Navy I partnership owns Navy I and its related facilities. The BLM partnership owns BLM and its related facilities. The Navy II partnership owns Navy II and its related facilities. Affiliates of Caithness Corporation and CalEnergy Company, Inc. ("CalEnergy"), which is now known as MidAmerican Energy Holdings Company, formed the Coso partnerships in the 1980s to develop, construct, own and operate the Coso projects. On February 25, 1999 Caithness Acquisition Company, LLC, (CAC) purchased all of CalEnergy's interests in the Coso projects for $205.0 million in cash, plus the assumption of CalEnergy's and its affiliates share of debt outstanding at the Coso projects which then totaled approximately $67.0 million.

     Each Coso partnership sells 100% of the electrical energy generated at its plant to Edison under a long-term Standard Offer No.4 power purchase agreement. Each power purchase agreement expires after the final maturity date of the 6.8% Senior Secured Notes and the 9.05% Senior Secured Notes issued by Funding Corp.

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

     For the three-months ended March 31, 2001, Edison's average avoided cost of energy paid to the Coso Partnerships was 15.1 cents per kWh, as compared to 9.3 cents per kWh for the three-months ended December 31, 2000. Estimates of Edison's future avoided cost of energy may vary significantly, and no one can predict the likely level of future avoided cost of energy prices.

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

     The Coso Partnerships are required to make royalty payments to the U.S. Navy and the Bureau of Land Management. The Navy I Partnership pays a royalty for Unit I through reimbursement of electricity supplied to the U.S. Navy by Edison from electricity generated at the Navy I plant. The Reimbursement is based on a pricing formula that is included in the U.S. Navy Contract. For Units 2 and 3, the Navy I Partnership's royalty expense paid to the U.S. Navy is a fixed percentage of electricity sales at 15% of revenue received by the Navy I Partnership through 2003 and will increase to 20% from 2004 through 2009. The BLM Partnership pays a 10% royalty to the Bureau of Land Management based on the value of steam produced. The Navy II Partnership pays a royalty to the U.S. Navy based on a fixed percentage of electricity sales to Edison. The royalty rate was 10% of electricity sales through 1999, and increased to 18% for 2000 through 2004 and will increase to 20% from 2005 through the end of the contract term. The Coso Partnerships also pay other royalties at various rates.

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

     Increases in natural gas prices and an imbalance between supply and demand, among other factors, has lead to significant increases in wholesale electricity prices in California. Edison had previously agreed to fixed tariffs with their retail customers that were significantly below the wholesale prices it pays in California. This resulted in significant under-recoveries by Edison of it's electricity purchase costs. On January 16, 2001 Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the Coso partnerships, pending a permanent solution to its liquidity crisis. Edison has not made payments to the Coso partnerships for power generated from November 2000 through March 26, 2001. The Coso partnerships have billed but uncollected receivables from Edison of $45,824 for November and December of 2000 and $78,765 for the first quarter of 2001.


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


     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso partnership on a stand alone basis:


                                                     Three-Months Ended
                                                          March 31,


                                                   2001                2000
                                                   ----                ----
   Navy I Partnership (stand alone)
     Operating capacity factor                    109.6%              113.3%
     Capacity (MW) (average)                       87.70               90.62
     kWh produced (000s)                          189,422             197,916

   BLM Partnership (stand alone)
     Operating capacity factor                    102.2%              106.3%
     Capacity (MW) (average)                       81.72               85.06
     kWh produced (000s)                          176,524             185,858

   Navy II Partnership (stand alone)
     Operating capacity factor                    106.5%              113.9%
     Capacity (MW) (average)                       85.22               91.08
     kWh produced (000s)                          184,067             198,906

     The Navy I Partnership's energy production was 189.4 million kWh for the three-months ended March 31, 2001, as compared to 197.9 million kWh for the same period in 2000, a decrease of 4.3%. The BLM Partnership's energy production was
176.5  million kWh for the  three-months  ended March 31,  2001,  as compared to
185.9 million kWh for the same period in 2000, a decrease of 5.1%. The decrease in production for the BLM Partnership was due to a scheduled outage for turbine overhauls during that period in 2001, which did not occur during the same period in 2000. The Navy II Partnership's energy production was 184.1 million kWh for the three-months ended March 31, 2001, as compared to 198.9 million kWh for the same period in 2000, a decrease of 7.4%. That decrease in production in 2001 was due to increased steam transfers while the Navy II Partnership received 14.6 cents per kWh for energy delivered during that period in 2000.

Results of Operations for the three-months ended March 31, 2001 and 2000

     The following discusses the results of operations of the Coso Partnerships for the three-months ending March 31, 2001 and 2000 (dollar amounts in tables are in thousands, except per kWh data):


Revenue

                                                 Three-Months                Three-Months
                                                    Ended                       Ended
                                                 March 31, 2001              March 31, 2000


                                                 $      cents/kWh            $      cents/kWh
                                                 -      ---------            -      ---------
Total Operating Revenues
  Navy I Partnership                           31,870      16.8             8,980       4.5
  BLM Partnership                              26,775      15.2             7,180       3.9
  Navy II Partnership                          24,444      13.3             9,788       4.9

Capacity & Capacity Bonus Revenues
  Navy I Partnership                            1,255       0.7             1,255       0.6
  BLM Partnership                               1,228       0.7             1,227       0.7
  Navy II Partnership                           1,233       0.7             1,234       0.6

Energy Revenues
  Navy I Partnership                           30,615      16.2             7,725       3.9
  BLM Partnership                              25,547      14.5             5,953       3.2
  Navy II Partnership                          23,211      12.6             8,554       4.3


     Total operating revenues for the Navy I Partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $31.9 million for the three-months ended March 31, 2001, as compared to $9.0 million for the same period in 2000, an increase of $22.9 million. The Navy I
Partnership's energy revenues were $30.6 million for the three-months ended March 31, 2001, as compared to $7.7 million for the same period in 2000, an increase of $22.9 million. Total operating revenues for the BLM Partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $26.8 million for the three-months ended March 31, 2001, as compared to $7.2 million for the same period in 2000, an increase of $19.6 million. The BLM Partnership's energy revenues were $25.5 million for the three-months ended March 31, 2001, as compared to $6.0 million for the same period in 2000, an increase of $19.5 million. Total operating revenues for the Navy II Partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $24.4 million for the three-months ended March 31, 2001, as compared to $9.8 million for the same period in 2000, an increase of $14.6 million. The Navy II Partnership's energy revenues were $23.2 million for the three-months ended March 31, 2001, as compared to $8.6 million for the same period in 2000, an increase of $14.6 million. These increases in operating and energy revenues for the three-month period ended March 31, 2001, as compared to the same period in 2000, were due to the increase in average avoided cost of energy from 3.25 cents per kWh for the three-month period in 2000, to 15.1 cents per kWh for three month period in 2001. Estimates of Edison's future avoided cost of energy, which fluctuate with the price of natural gas, may vary significantly, and no one can predict the likely level of future avoided cost of energy prices.

Interest and Other Income

                                   Three-Months                Three-Months
                                      Ended                       Ended
                                  March 31, 2001              March 31, 2000


                                   $     cents/kWh             $     cents/kWh
                                   -     ---------             -     ---------
Navy I Partnership                135       0.1               323       0.2
BLM Partnership                   620       0.4             5,315       2.9
Navy II Partnership               358       0.2               529       0.3

     The Navy I Partnership's interest and other income was $135,000 for the three-months ended March 31, 2001, as compared to $323,000 for the same period in 2000, a decrease of 58.2%. The decrease for the three-months ended March 31, 2001, as compared to the same period in 2000, was primarily due to lower average cash balances resulting from Edison's non-payment for delivered energy. The BLM Partnership's interest and other income was $620,000 for the three-months ended March 31, 2001, as compared to $5.3 million for the same period in 2000, a decrease of $4.7 million. The decrease for the three-months ended March 31, 2001, as compared to the same period in 2000 was primarily due to a legal settlement of $5 million with Dow Chemical Company paid to the BLM Partnership in January of 2000 and lower average cash balances in 2001 resulting from Edison's non-payment for delivered energy. The Navy II Partnership's interest and other income was $358,000 for the three-months ended March 31, 2001, as compared to $529,000 for the same period in 2000, a decrease of 32.3%. The decrease for the three-months ended March 31, 2001, as compared to the same period in 2000, was primarily due to lower average cash balances resulting from Edison's non-payment for energy delivered during the three-month period ended March 31, 2001.


Plant Operations

                                   Three-Months                Three-Months
                                       Ended                       Ended
                                  March 31, 2001              March 31, 2000


                                   $     cents/kWh             $     cents/kWh
                                   -     ---------             -     ---------
Navy I Partnership              1,762       0.9             2,072       1.0
BLM Partnership                 2,361       1.3             2,539       1.4
Navy II Partnership             1,975       1.1             2,105       1.1

     The Navy I Partnership's operating expenses, including operating and general and administrative expenses, were $1.8 million for the three-months ended March 31, 2001, as compared to $2.1 million for the same period in 2000, a decrease of 14.3%. The BLM Partnership's operating expenses, including operating and general and administrative expenses, were $2.4 million for the three-months ended March 31, 2001, as compared to $2.5 million for the same period in 2000, a decrease of 4.0%. The Navy II Partnership's operating expenses, including operating and general and administrative expenses, were $2.0 million for the three-months ended March 31, 2001, as compared to $2.1 million for the same period in 2000, a decrease of 4.8%. The decreases for each of the Coso Partnerships for the three-months ended March 31, 2001, as compared to the same period in 2000, were primarily due to the implementation of management's ongoing plan to reduce operating costs, which began in March of 2000.

Royalty Expense

                                   Three-Months                Three-Months
                                       Ended                       Ended
                                  March 31, 2001             March 31, 2000

                                   $     cents/kWh             $     cents/kWh
                                   -     ---------             -     ---------
Navy I Partnership              3,770       2.0             1,189       0.6
BLM Partnership                 2,868       1.6                65       0.0
Navy II Partnership             3,712       2.0             1,775       0.9

     The Navy I Partnership's royalty expense was $3.8 million for the three-months ended March 31, 2001, as compared to $1.2 million for the same period in 2000, an increase of $2.6 million. The BLM Partnership's royalty expense was $2.9 million for the three-months ended March 31, 2001, as compared to $65,000 for the same period in 2000, an increase of $2.8 million. The Navy II Partnership's royalty expense was $3.7 million for the three-months ended March 31, 2001, as compared to $1.8 million for the same period in 2000, an increase of $1.9 million. Each Coso Partnership's increase in royalty expense for the three-months ended March 31, 2001, as compared to the same period in 2000, was directly related to the increase in average avoided cost of energy from 3.25 cents per kWh for the three-month period ended March 31, 2000 to 15.1 cents per kWh for the three-month period ended March 31, 2001.


Depreciation and Amortization

                                   Three-Months                Three-Months
                                       Ended                       Ended
                                  March 31, 2001              March 31, 2000

                                   $     cents/kWh             $     cents/kWh
                                   -     ---------             -     ---------
Navy I Partnership              2,499       1.3             2,353       1.2
BLM Partnership                 3,946       2.2             3,876       2.1
Navy II Partnership             3,753       2.0             3,698       2.0

     Depreciation and amortization expenses for the three-months ended March 31, 2001 as compared to the same period in 2000, remained consistent over these periods.


Interest Expense

                                   Three-Months                Three-Months
                                       Ended                       Ended
                                  March 31, 2001              March 31, 2000

                                   $     cents/kWh             $     cents/kWh
                                   -     ---------             -     ---------
Navy I Partnership              2,984       1.6             3,173       1.6
BLM Partnership                 2,257       1.3             2,308       1.2
Navy II Partnership             2,075       1.1             2,354       1.2


     The Navy I Partnership's interest expense was $3.0 million for the three-months ended March 31, 2001, as compared to $3.2 million for the same period in 2000, a decrease of 6.3%. The Navy II Partnership's interest expense was $2.1 million for the three-months ended March 31, 2001, as compared to $2.4 million for the same period in 2000, a decrease of 12.5%. These decreases for the three-months ended March 31, 2001, as compared to the same period in 2000 were due to reductions in the principal amount of the project loan from Funding Corp.

Provision for Doubtful Accounts

     In recent months, Edison has experienced significant cash flow problems due in part to the difference between revenues received from its customers through currently frozen electric rates and the cost of producing service to its customers, including the cost to acquire electricity. This cash flow shortfall has adversely affected Edison's liquidity and in turn it has not paid the Coso Partnerships for the energy delivered from November 2000 through March 26, 2001. Despite extensive and continuing negotiations with Edison, the Coso Partnerships have been unable to secure from Edison a firm indication of the time frame during which they can expect payment for the remainder of the first quarter 2001 receivables, nor the amount, if any, that Edison is prepared to pay. Therefore, the Coso Partnerships increased the allowance for uncollectible amounts by $25,817, $25,950 and $26,998 for Navy I, BLM and Navy II, respectively, for the three-month period ended March 31, 2001.


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

     The Coso Partnership's ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements. Edison's increasing under-collections, coupled with its near term capital requirements has materially and adversely affected its liquidity. Unless actions are taken to restore Edison's financial condition, there is uncertainty of collection of receivables owed to the Coso Partnerships for revenues generated during the first quarter of 2001 and forward. Edison's failure to pay its obligations will have a material adverse effect on the Coso Partnership's ability to make debt service payments as they come due under the Funding Corp. notes.

     On March 27, 2001 the California Public Utility Commission ("CPUC") ordered Edison to resume paying qualifying facilities such as the Coso Partnerships at rates stipulated by the CPUC. For the month of April, the CPUC ordered Edison to prepay by mid-month for April generation. On April 19, 2001 the Coso Partnerships recieved the payment which was based on historical output. On April 30, 2001 a second payment was recieved for generation sold in the last five days of March.

     The following table sets forth a summary of each Coso Partnership's cash flows for the three-months ended March 31, 2001 and March 31, 2000.





                                                                      Three-Months       Three-Months
                                                                         Ended               Ended
                                                                     March 31, 2001     March 31, 2000
Navy I Partnership (stand alone)
  Net cash provided by (used in) operating activities                  $   (2,470)        $    8,624
  Net cash provided by (used in) investing activities                         (18)             2,445
  Net cash provided by (used in) financing activties                          --              (5,556)
                                                                           -------           -------
      Net change in cash and cash equivalents                          $   (2,488)        $    5,513
                                                                           =======           =======

BLM Partnership (stand alone)
  Net cash provided by operating activities                            $      947         $    9,651
  Net cash provided by (used in) investing activities                      (2,045)             2,968
  Net cash provided by (used in) financing activities                         ---             (4,105)
                                                                           -------           -------
      Net change in cash and cash equivalents                          $   (1,098)        $    8,514
                                                                           =======           =======


                                       26


Navy II Partnership (stand alone)
  Net cash provided by (used in) operating activities                  $     (911)        $   16,815
  Net cash provided by (used in) investing activities                         366             42,822
  Net cash provided by (used in) financing activities                         ---            (43,004)
                                                                           -------           -------
      Net change in cash and cash equivalents                          $      545         $   16,633
                                                                           =======           =======



     The Navy I Partnership's cash flows from operating activities decreased by $11.1 million for the three-months ended March 31, 2001, as compared to the same period in 2000, primarily due to increases in receivables as a result of Edison's non-payment for energy delivered.

     Cash used in investing activities at the Navy I Partnership increased by $2.5 million for the three-months ended March 31, 2001, as compared to the same period in 2000, primarily due to a decrease in restricted cash requirements associated with the project loan from Funding Corp.

     The Navy I Partnership's cash flows from financing activities increased by $5.6 million for the three-months ended March 31, 2001, as compared to the same period in 2000, due to a payment on the project loan from Funding Corp. in January of 2000.

     The BLM Partnership's cash flows from operating activities decreased by $8.7 million for the three-months ended March 31, 2001, as compared to the same period in 2000, primarily due to increases in receivables as a result of Edison's non-payment for energy delivered.

     Cash used in investing activities at the BLM Partnership increased by $5.0 million for the three-months ended March 31, 2001, as compared to the same period in 2000, primarily due to a decrease in restricted cash requirements associated with the project loan from Funding Corp. for the three-month period ended March 31, 2000.

     The BLM Partnership's cash flows from financing activities increased by $4.1 million for the three-months ended March 31, 2001, as compared to the same period in 2000, due to a payment on the project loan from Funding Corp. in January of 2000.

     The Navy II Partnership's cash flows from operating activities decreased by $17.7 million for the three-months ended March 31, 2001, as compared to the same period in 2000, primarily due to increases in receivables as a result of Edison's non-payment for energy delivered.

     Cash flows from investing activities at the Navy II Partnership decreased by $42.5 million for the three-months ended March 31, 2001, as compared to the same period in 2000, primarily due to a decrease in restricted cash requirements associated with the project loan from Funding Corp. for the three-month period ended March 31, 2000

     The Navy II Partnership's cash flows from financing activities increased by $43.0 million for the three-months ended March 31, 2001, as compared to the same period in 2000, due to a payment on the project loan from Funding Corp. in January of 2000.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Coso Partnerships have adopted FAS 133, and assessed that it has no material effect on their financial statements.


PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings

Settlement of Litigation

     In February 2000, Navy I, Navy II, and BLM reached a settlement with Edison, subject to the approval of California Public Utilities Commission, which was received in December 2000. The case has not yet been dismissed pending completion of certain obligations of the Coso Partnerships under the settlement agreements. The cost of the settlement was allocated among the Coso Partnerships.

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

                  None.

ITEM 3.  Defaults Upon Senior Securities

                  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  None.

ITEM 5.  Other information

 Supplemental Condensed Combined Financial Information for the Coso Partnerships

     The following information presents unaudited condensed combined financial statements of the Coso Partnerships. These financial statements represent a compilation of the financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers and Coso Power Developers for the periods indicated. This supplemental financial information is not required by Generally Accepted Accounting Principles and has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships as a whole, which jointly and severally guarantee the repayment of Caithness Coso Funding Corp's senior notes. The unaudited condensed combined financial statements should be read in conjunction with each individual Coso partnership's financial statements and their accompanying notes.

     The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                                COSO PARTNERSHIPS
                   UNAUDITED CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                  March 31,         December 31,
                                                                                    2001                2000


Assets:
   Cash and cash equivalents...............................................      $  12,978         $  17,109
   Restricted cash and investments.........................................         44,433            47,712
   Accounts receivable, net................................................          4,479               590
   Prepaid expenses and other assets.......................................          1,416             2,671
   Amounts due from related parties........................................          5,964             6,191
   Property, plant and equipment, net......................................        435,670           439,641
   Power purchase agreement, net...........................................         56,111            57,364
   Investments.............................................................         13,391            13,485
   Deferred financing costs, net...........................................          8,164             8,564
                                                                                   -------           -------

                                                                                 $ 582,606         $ 593,327
                                                                                   =======           =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities................................      $  53,168        $   36,260
   Amounts due to related parties..........................................         24,756            23,460
   Project loans...........................................................        330,067           330,067
                                                                                   -------           -------
                                                                                   407,991           389,787
Partners' capital..........................................................        174,615           203,540
                                                                                   -------           -------

                                                                                 $ 582,606         $ 593,327
                                                                                   =======           =======






     See accompanying notes to the unaudited condensed combined financial statements



                                COSO PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                                                     Three-Months        Three-Months
                                                                                        Ended               Ended
                                                                                        March 31,           March 31,
                                                                                         2001                2000
Revenue:
   Energy revenues............................................................       $  79,372           $  22,232
   Capacity...................................................................           3,717               3,716
   Interest and other income..................................................           1,113               6,167
                                                                                       --------             ------
          Total revenue.......................................................          84,202              32,115

Operating expenses:
   Plant operating expenses...................................................           6,097               6,716
   Royalty expense............................................................          10,351               3,029
   Provision for doubtful accounts............................................          78,765                 --
   Depreciation and amortization..............................................          10,198               9,927
                                                                                       --------             ------
          Total operating expenses............................................         105,411              19,672

          Operating income (loss).............................................         (21,209)             12,443

  Other expenses:
   Interest expense...........................................................           7,316               7,835
   Amortization on deferred financing.........................................             401                 402
                                                                                       --------             ------
          Total other expenses................................................           7,717               8,237


          Net income (loss)...................................................       $ (28,926)          $   4,206
                                                                                       ========             ======





     See accompanying notes to the unaudited condensed combined financial statements


                                COSO PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                     Three-Months        Three-Months
                                                                                        Ended               Ended
                                                                                       March 31,           March 31,
                                                                                         2001                2000
Net cash provided by (used in) operating activities...........................       $  (2,435)          $  35,090
Net cash provided by (used in) investing activities...........................          (1,696)             48,235
Net cash provided by (used in) financing activities...........................             ---             (52,665)
                                                                                        -------            --------

Net change in cash and cash equivalents.......................................       $  (4,131)          $  30,660
                                                                                        =======            ========






     See accompanying notes to the unaudited condensed combined financial statements


                                COSO PARTNERSHIPS
                    NOTES TO THE UNAUDITED CONDENSED COMBINED
                              FINANCIAL STATEMENTS


(1)      Basis of Presentation

The accompanying unaudited condensed combined financial statements were derived from the stand alone unaudited condensed financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers and Coso Power Developers (the Coso Partnerships). All intercompany accounts and transactions were eliminated. This financial information has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships as a whole. The unaudited condensed combined financial statements should read in conjunction with each individual partnership's unaudited condensed financial statements.

(2)      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Coso Partnerships have adopted FAS 133, and assessed that it has no material effect on their financial statements.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1 Financial Data Schedule-Form SX-Caithness Coso Funding Corp.
         27.2 Financial Data Schedule-Form SX-Coso Finance Partners
         27.3 Financial Data Schedule-Form SX-Coso Energy Developers
         27.4 Financial Data Schedule-Form SX-Coso Power Developers


(b)      Reports on Form 8-K

         The Coso Partnerships filed current reports on Form 8-K dated January 18, 2001 reporting Moodys Investor Services downgrade of Funding Corp's notes on January 17, 2001 to "Caa2" reflecting their recent downgrade of Edison to a similar rating.

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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                      Yes X  No        information extracted from *_____________
                   ---   ---           and is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:
 RESTATED
Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:

MULTIPLIER
Do the financials require a multiplier        X 1,000       1,000,000,000
other than 1 (one)?                          ---         ----
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS       X  3 - MOS
                                         -- ----           -- ---
                                                X YEAR             YEAR
                                               ---              ---
                                            (for annual report filings)
                                                  OTHER            OTHER
                                              ----             ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2000           DEC-31-2001
                                            -----------           -----------
                                            mmm-dd-yyyy           mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2000           JAN-01-2001
                                            -----------           -----------
                                            mmm-dd-yyyy           mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2000           MAR-31-2001
                                            -----------           -----------
                                            mmm-dd-yyyy           mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 3 MOS
                                                     ----                        -----                          ---
CASH                                                         0                           0
SECURITIES                                                   0                           0
RECEIVABLES                                            331,353                     338,668
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETDS                                          1,286                       8,601
PP&E                                                         0                           0
DEPRECIATION                                                 0                           0
TOTAL ASSETS                                           331,353                     338,668
CURRENT LIABILITIES                                      1,286                       8,601
BONDS                                                  300,067                     330,067
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             331,353                     338,668
SALES                                                        0                           0
TOTAL REVENUES                                          30,799                       8,601
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                               0                           0
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       30,799                       8,601
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                                   0                           0
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                      Yes X  No        information extracted from *_____________
                   ---   ---           and is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:
 RESTATED
Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:
MULTIPLIER
Do the financials require a multiplier        X 1,000        1,000,000,000
other than 1 (one)?                          ---         ----
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS    X    3 - MOS
                                         -- ----         -- ----
                                                X YEAR            YEAR
                                               ---             ---
                                            (for annual report filings)
                                                  OTHER           OTHER
                                              ----            ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2000          DEC-31-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2000          JAN-01-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2000          MAR-31-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 3 MOS
                                                     ----                        -----
CASH                                                     3,506                       1,018
SECURITIES                                              22,996                      22,461
RECEIVABLES                                             17,715                      50,334
ALLOWANCES                                              15,234                      41,051
INVENTORY                                                    0                           0
CURRENT ASSETS                                           6,796                      10,733
PP&E                                                   228,718                     229,410
DEPRECIATION                                            79,642                      81,994
TOTAL ASSETS                                           198,409                     199,725
CURRENT LIABILITIES                                     16,554                      22,827
BONDS                                                  134,984                     134,984
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             198,409                     199,725
SALES                                                   67,653                      31,870
TOTAL REVENUES                                          70,159                      32,005
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          44,358                      33,848
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       13,013                       3,114
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                              12,788                     (4,957)
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                      Yes X  No        information extracted from *_____________
                   ---   ---           and is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:
RESTATED
Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:
MULTIPLIER
Do the financials require a multiplier        X 1,000        1,000,000,000
other than 1 (one)?                          ---         ----
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS     X   3  - MOS
                                         -- ----         -- ----
                                                X YEAR            YEAR
                                               ---             ---
                                            (for annual report filings)
                                                  OTHER           OTHER
                                              ----            ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2000          DEC-31-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2000          JAN-01-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2000          MAR-31-2001
                                            ---------------      -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 3 MOS
                                                     ----                        -----
CASH                                                     5,862                       4,764
SECURITIES                                              14,502                      12,514
RECEIVABLES                                             15,684                      43,142
ALLOWANCES                                              15,279                      41,229
INVENTORY                                                    0                           0
CURRENT ASSETS                                           7,280                       7,211
PP&E                                                   238,244                     242,313
DEPRECIATION                                            84,626                      88,341
TOTAL ASSETS                                           201,312                     199,160
CURRENT LIABILITIES                                     31,160                      39,072
BONDS                                                  100,907                     100,907
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             201,312                     199,160
SALES                                                   57,453                      26,775
TOTAL REVENUES                                          65,578                      27,395
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          46,693                      35,125
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        9,492                       2,336
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                               9,393                    (10,066)
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                      Yes X  No        information extracted from *_____________
                   ---   ---           and is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:
RESTATED
Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:
MULTIPLIER
Do the financials require a multiplier        X 1,000        1,000,000,000
other than 1 (one)?                          ---         ----
                    X Yes    No                 1,000,000    1,000,000,000,000
                   ---    ---                ---         ----

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS     X   3  - MOS
                                         -- ----         -- ----
                                                  YEAR            YEAR
                                               ---             ---
                                            (for annual report filings)
                                                  OTHER           OTHER
                                              ----            ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2000          DEC-31-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2000          JAN-01-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2000          MAR-31-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 3 MOS
                                                     ----                        -----
CASH                                                     7,741                       7,196
SECURITIES                                              10,214                       9,458
RECEIVABLES                                             21,294                      49,581
ALLOWANCES                                              15,312                      42,310
INVENTORY                                                    0                           0
CURRENT ASSETS                                          14,572                      14,917
PP&E                                                   209,605                     210,095
DEPRECIATION                                            72,658                      75,813
TOTAL ASSETS                                           195,693                     191,745
CURRENT LIABILITIES                                     14,094                      24,049
BONDS                                                  94,176                       94,176
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             195,639                     191,745
SALES                                                   58,366                      24,444
TOTAL REVENUES                                          61,234                      24,802
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          49,895                      36,438
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        9,899                       2,267
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                               1,440                    (13,903)
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 10, 2001                         CAITHNESS COSO FUNDING CORP.,
                                            a Delaware corporation

                                             By:   /S/ CHRISTOPHER T. MCCALLION
                                                  -----------------------------

                                             Christopher T. McCallion
                                             Executive Vice President &
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


                                            COSO FINANCE PARTNERS
                                            a California corporation

                                             By:   /S/ CHRISTOPHER T. MCCALLION
                                                  -----------------------------

                                             Christopher T. McCallion
                                             Executive Vice President &
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


                                            COSO ENERGY DEVELOPERS
                                            a California corporation

                                             By:   /S/ CHRISTOPHER T. MCCALLION
                                                  -----------------------------

                                             Christopher T. McCallion
                                             Executive Vice President &
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


                                            COSO POWER DEVELOPERS
                                            a California corporation

                                             By:   /S/ CHRISTOPHER T. MCCALLION
                                                  -----------------------------

                                             Christopher T. McCallion
                                             Executive Vice President &
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)