Form 10-Q
period 2001-06-30
CAITHNESS COSO FUNDING CORP; COSO POWER DEVELOPERS; COSO FINANCE PARTNERS; COSO ENERGY DEVELOPERS
filed 2001-08-14
CIK 1088866, 1088873, 1088870, 1088869

FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

 (MarkOne)
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the quarterly period ended      June 30, 2001
                                                     -------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ________________to_______________

  Commission File Number:               333-83815
                                        ---------

                        Caithness Coso Funding Corp.
                        ----------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                 94-3328762
            --------                                 ----------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

  Coso Finance Partners             California               68-0133679
  Coso Energy Developers            California               94-3071296
  Coso Power Developers             California               94-3102796
  ---------------------             ----------               ----------
(Exact names of Registrants       (State or other         (I.R.S. Employer
as specified in their charters)   jurisdiction of        Identification No.)
                                  incorporation or
                                   organization)


1114 Avenue of the Americas, 41st Floor, New York, New York      10036-7790
-----------------------------------------------------------      ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        300 shares in Caithness Coso Funding Corp. as of August 13, 2001
        ----------------------------------------------------------------

                          CAITHNESS COSO FUNDING CORP.
                                    Form 10-Q
                       For the Quarter Ended June 30, 2001


PART I.  FINANCIAL INFORMATION                                          Page No.

ITEM 1.  Financial Statements


   Caithness Coso Funding Corp.
   Unaudited condensed balance sheets at June 30, 2001 and
     December 31, 2000                                                       4
   Unaudited condensed statements of operations for the three-months ended June 30, 2001, the three-months ended June 30, 2000, the six-months ended June 30, 2001, and the six-months ended
     June 30, 2000                                                           5
   Unaudited condensed statements of cash flows for the six-months
     ended June 30, 2001 and the six-months ended June 30, 2000              6
   Notes to the unaudited condensed financial statements                     7

   Coso Finance Partners
   Unaudited condensed balance sheets at June 30, 2001 and
     December 31, 2000                                                       8
   Unaudited condensed statements of operations for the three-months ended June 30, 2001, the three-months ended June 30, 2000, the six-months ended June 30, 2001, and the six-months ended
     June 30, 2000                                                           9
   Unaudited condensed statements of cash flows for the six-months
     ended June 30, 2001 and the six-months ended June 30, 2000             10
   Notes to the unaudited condensed financial statements                    11

   Coso Energy Developers
   Unaudited condensed balance sheets at June 30, 2001 and
     December 31, 2000                                                      12
   Unaudited condensed statements of operations for the three-months ended June 30, 2001, the three-months ended June 30, 2000, the six-months ended June 30, 2001, and the six-months ended
     June 30, 2000                                                          13
   Unaudited condensed statements of cash flows for the six-months
     ended June 30, 2001 and the six-months ended June 30, 2000             14
   Notes to the unaudited condensed financial statements                    15

   Coso Power Developers
   Unaudited condensed balance sheets at June 30, 2001 and
     December 31, 2000                                                      16
   Unaudited condensed statements of operations for the three-months ended June 30, 2001, the three-months ended June 30, 2000, the six-months ended June 30, 2001, and the six-months ended
     June 30, 2000                                                          17
   Unaudited condensed statements of cash flows for the six-months
     ended June 30, 2001 and the six-months ended June 30, 2000             18
   Notes to the unaudited condensed financial statements                    19

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          20

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                  29
ITEM 2.  Change in Securities and Use of Proceeds                           29
ITEM 3.  Defaults upon Senior Securities                                    29
ITEM 4.  Submission of Matters to a Vote of Security Holders                29
ITEM 5.  Other Information                                                  29
   Supplemental condensed combined financial information for the
     Coso Partnerships
   Unaudited condensed combined balance sheets at June 30, 2001
   and December 31, 2000                                                    30
   Unaudited condensed combined statements of operations  for the three-months ended June 30, 2001, the three-months ended
     June 30, 2000, the six-months ended June 30, 2001, and the
     six-months ended June 30, 2000                                         31
   Unaudited condensed combined statements of cash flows for the six-months ended June 30, 2001 and the six-months ended
     June 30, 2000                                                          32
   Notes to the unaudited condensed combined financial statements           33

ITEM 6.  Exhibits and Reports on Form 8-K                                   34

                          CAITHNESS COSO FUNDING CORP.
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)




                                                                June 30,           December 31,
                                                                 2001                 2000
                                                                                     (Note)


Assets:
   Accrued interest receivable.......................         $   1,254          $    1,286
   Project loan to Coso Finance Partners.............           129,893             134,984
   Project loan to Coso Energy Developers............            99,040             100,907
   Project loan to Coso Power Developers.............            89,925              94,176
                                                                -------             -------

                                                              $ 320,112          $  331,353
                                                                =======             =======




Liabilities and Stockholders' Equity:
   Senior secured notes:
      Accrued interest payable.......................         $   1,254          $    1,286
      6.80% notes due 2001...........................            15,858              27,067
      9.05% notes due 2009...........................           303,000             303,000
                                                                -------             -------
                                                                320,112             331,353
Stockholders' equity.................................               ---                 ---
                                                                -------             --------

                                                              $ 320,112          $  331,353
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





     See accompanying notes to the unaudited condensed financial statements


                                            CAITHNESS COSO FUNDING CORP.
                                    UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                               (Dollars in thousands)


                                Three-Months       Three-Months        Six-Months      Six-Months
                                    Ended             Ended              Ended           Ended
                                   June 30,          June 30,           June 30,        June 30,
                                     2001              2000               2001            2000

 Interest income..........       $  5,997          $  7,708           $  14,598       $  16,929
 Interest expense.........         (5,997)           (7,708)            (14,598)        (16,929)
                                   ------            ------             -------         -------

         Net income.......       $    ---          $    ---           $     ---       $     ---
                                   ======            ======             =======         =======






     See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)




                                                Six-Months            Six-Months
                                                  Ended                 Ended
                                                 June 30,              June 30,
                                                   2001                  2000



Cash flows from investing activities.......     $  11,241            $  64,969
Cash flows from financing activities.......       (11,241)             (64,969)
                                                  -------              -------
Net change in cash and cash equivalents....     $     ---            $     ---
                                                  =======              =======

Supplemental cash flow disclosure:
   Cash paid for interest..................     $  14,631            $  15,660
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

(3)      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which amended FAS No. 133 and addressed certain implementation issues. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Funding Corp. has adopted FAS 133, as amended, and assessed that it has no material effect on its financial statements.

                              COSO FINANCE PARTNERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                     June 30,          December 31,
                                                                                       2001                2000
                                                                                                          (Note)


Assets:
   Cash and cash equivalents....................................................   $    5,646          $   3,506
   Restricted cash and investments..............................................       23,572             22,996
   Accounts receivable, net.....................................................        7,045                521
   Prepaid expenses & other assets..............................................           51                809
   Amounts due from related parties.............................................        7,591              1,960
   Property, plant & equipment, net.............................................      145,178            149,076
   Power purchase agreement, net................................................       11,666             12,240
   Investment in China Lake Plant Services, Inc.................................        4,050              4,072
   Deferred financing costs, net................................................        2,970              3,229
                                                                                      -------            -------

                                                                                   $  207,769         $  198,409
                                                                                      =======            =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities.....................................   $   22,795         $   15,857
   Amounts due to related parties...............................................        3,060                697
   Project loans................................................................      129,893            134,984
                                                                                      -------            -------
                                                                                      155,748            151,538
   Partners' capital............................................................       52,021             46,871
                                                                                      -------            -------

                                                                                   $  207,769         $  198,409
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





     See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                         Three-Months       Three-Months         Six-Months        Six-Months
                                                            Ended               Ended              Ended             Ended
                                                           June 30,           June 30,            June 30,          June 30,
                                                             2001               2000                2001              2000

Revenue:
   Energy revenues...........................             $  16,022           $  9,458           $  46,637         $  17,183
   Capacity revenues.........................                 3,566              3,566               4,821             4,821
   Interest and other income.................                 1,043                459               1,178               782
                                                             ------             ------              ------            ------
           Total revenue.....................                20,631             13,483              52,636            22,786

Operating expenses:
   Plant operating expenses..................                 2,812              2,274               4,574             4,346
   Royalty expense...........................                 2,984              2,016               6,754             3,205
   Provision for doubtful accounts...........                (4,204)               ---              21,613               ---
   Depreciation and amortization.............                 2,541              2,235               5,040             4,588
                                                             ------             ------              ------            ------
          Total operating expenses...........                 4,133              6,525              37,981            12,139

          Operating income...................                16,498              6,958              14,655            10,647

Other expenses:
    Interest expense.........................                 2,971              3,120               5,955             6,293
    Amortization on deferred financing.......                   130                129                 260               259
                                                             ------             ------              ------            ------
          Total other expenses...............                 3,101              3,249               6,215             6,552


           Net income........................             $  13,397           $  3,709           $   8,440         $   4,095
                                                             ======             ======              ======            ======








     See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                 Six-Months        Six-Months
                                                                   Ended             Ended
                                                                  June 30,          June 30,
                                                                    2001              2000



Net cash provided by operating activities................         $ 11,665         $   4,071
Net cash provided by (used in) investing activities......           (1,144)            1,777
Net cash provided by (used in) financing activities......           (8,381)          (10,048)
                                                                    ------           -------
Net change in cash and cash equivalents..................         $  2,140         $  (4,200)
                                                                    ======           =======

Supplemental cash flow disclosure:
            Cash paid for interest.......................         $  5,968         $   6,342
                                                                    ======           =======





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

(3)      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which amended FAS No. 133 and addressed certain implementation issues. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. CFP has adopted FAS 133, as amended, and assessed that it has no material effect on its financial statements.

                             COSO ENERGY DEVELOPERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                 June 30,          December 31,
                                                                                   2001               2000
                                                                                                     (Note)
Assets:
   Cash and cash equivalents..............................................      $   4,977           $   5,862
   Restricted cash and investments........................................         12,417              14,502
   Accounts receivable, net...............................................          6,775                  40
   Prepaid expenses and other assets......................................             52               1,013
   Amounts due from related parties.......................................          1,110                 365
   Property, plant and equipment, net.....................................        152,791             153,618
   Power purchase agreement, net..........................................         18,974              19,510
   Investment in Coso Transmission Line Partners..........................          2,871               2,871
   Investment in China Lake Plant Services, Inc...........................            908               1,051
   Deferred financing costs, net..........................................          2,321               2,480
                                                                                  -------             -------

                                                                                $ 203,196           $ 201,312
                                                                                  =======             =======


Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...............................      $   9,279           $   6,839
   Amounts due to related parties.........................................         26,452              24,321
   Project loans..........................................................         99,040             100,907
                                                                                  -------             -------
                                                                                  134,771             132,067
Partners' capital.........................................................         68,425              69,245
                                                                                  -------             -------

                                                                                $ 203,196           $ 201,312
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







     See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                   Three-Months      Three-Months    Six-Months      Six-Months
                                                      Ended             Ended          Ended           Ended
                                                     June 30,          June 30,       June 30,        June 30,
                                                       2001              2000           2001            2000

Revenue:
   Energy revenues.............................     $  14,708          $  7,778       $  40,255       $  13,731
   Capacity revenues...........................         3,484             3,484           4,712           4,711
   Interest and other income...................         1,217               366           1,837           5,681
                                                       ------            ------          ------          ------
          Total revenue........................        19,409            11,628          46,804          24,123

Operating expenses:
   Plant operating expenses....................         2,847             2,878           5,208           5,417
   Royalty expense.............................         1,158               513           4,026             578
   Provisions for doubtful accounts............        (4,120)              ---          21,830             ---
   Depreciation and amortization...............         3,929             3,538           7,875           7,414
                                                       ------            ------          ------          ------
          Total operating expenses.............         3,814             6,929          38,939          13,409

          Operating income.....................        15,595             4,699           7,865          10,714

Other expenses:
   Interest expense............................         2,251             2,275           4,508           4,583
   Amortization of deferred financing..........            80                79             159             159
                                                       ------            ------          ------          ------
          Total other expenses.................         2,331             2,354           4,667           4,742


          Net income...........................     $  13,264          $  2,345       $   3,198       $   5,972
                                                       ======            ======          ======          ======







     See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                         Six-Months      Six-Months
                                                                            Ended           Ended
                                                                           June 30,        June 30,
                                                                            2001             2000


Net cash provided by operating activities......................          $   9,427       $  10,384
Net cash provided by (used in) investing activities............             (4,427)          2,406
Net cash provided by (used in) financing activities............             (5,885)         (5,182)
                                                                            ------          ------
Net change in cash and cash equivalents........................          $    (885)      $   7,608
                                                                            ======          ======

Supplemental cash flow disclosure:
      Cash paid for interest...................................          $   4,514       $   4,612
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

(3)      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which amended FAS No. 133 and addressed certain implementation issues. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. CED has adopted FAS 133, as amended, and assessed that it has no material effect on its financial statements.

                                                COSO POWER DEVELOPERS
                                         UNAUDITED CONDENSED BALANCE SHEETS
                                               (Dollars in thousands)



                                                                                        June 30,      December 31,
                                                                                          2001           2000
                                                                                                        (Note)

Assets:
   Cash and cash equivalents................................................         $   1,496        $   7,741
   Restricted cash and investments..........................................             9,725           10,214
   Accounts receivable, net.................................................             6,632               29
   Prepaid expenses and other assets........................................                50              849
   Amounts due from related parties.........................................             4,869            5,953
   Property, plant and equipment, net.......................................           131,154          136,947
   Power purchase agreement, net............................................            24,218           25,614
   Investment in Coso Transmission Line Partners............................             3,528            3,528
   Investment in China Lake Plant Services, Inc.............................             1,978            1,963
   Deferred financing costs, net............................................             2,470            2,855
                                                                                       -------          -------

                                                                                     $ 186,120        $ 195,693
                                                                                       =======          =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities.................................         $  16,120        $  12,278
   Amounts due to related parties...........................................             8,075            1,816
   Project loans............................................................            89,925           94,176
                                                                                       -------          -------
                                                                                       114,120          108,270
Partners' capital...........................................................            72,000           87,423
                                                                                       -------          -------

                                                                                     $ 186,120        $ 195,693
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






     See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                   Three-Months      Three-Months      Six-Months      Six-Months
                                                      Ended             Ended            Ended           Ended
                                                     June 30,          June 30,         June 30,        June 30,
                                                      2001              2000              2001            2000

Revenue:
   Energy revenues...........................      $   11,467         $   7,435        $  34,678       $  15,989
   Capacity revenues.........................           3,505             3,504            4,738           4,738
   Interest and other income.................             896               873            1,254           1,402
                                                      -------            ------           ------          ------
          Total revenue......................          15,868            11,812           40,670          22,129

Operating expenses:
   Plant operating expenses..................           2,875             2,541            4,850           4,646
   Royalty expense...........................           2,181             1,986            5,893           3,761
   Provision for doubtful accounts...........          (4,265)              ---           22,733             ---
   Depreciation and amortization.............           3,831             3,708            7,584           7,406
                                                      -------            ------           ------          ------
          Total operating expenses...........           4,622             8,235           41,060          15,813

          Operating income (loss)............          11,246             3,577             (390)          6,316

Other expenses:
   Interest expense..........................           2,062             2,307            4,137           4,661
   Amortization on deferred finnancing.......             193               193              385             385
                                                      -------            ------           ------          ------
          Total other expenses...............           2,255             2,500            4,522           5,046

          Net income (loss)..................      $    8,991        $    1,077        $  (4,912)      $   1,270
                                                      =======            ======           ======          ======









     See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                 Six-Months      Six-Months
                                                                    Ended           Ended
                                                                   June 30,        June 30,
                                                                     2001            2000


Net cash provided by operating activities......................   $   8,423       $  16,999
Net cash provided by (used in) investing activities............          94          42,508
Net cash provided by (used in) financing activities............     (14,762)        (49,616)
                                                                    -------         -------
Net change in cash and cash equivalents........................   $  (6,245)      $   9,891
                                                                    =======         =======

Supplemental cash flow disclosure:
     Cash paid for interest....................................   $   4,149       $   4,706
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

(3)      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which amended FAS No. 133 and addressed certain implementation issues. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. CPD has adopted FAS 133, as amended, and assessed that it has no material effect on its financial statements.

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


General

     The Coso projects consist of three 80MW geothermal power plants, which are referred to as Navy I, BLM and Navy II, and their transmission lines, wells, gathering systems and other related facilities. The Coso projects are located near one another at the United States Naval Air Weapons Center at China Lake, California. The Navy I Partnership owns Navy I and its related facilities. The BLM Partnership owns BLM and its related facilities. The Navy II Partnership owns Navy II and its related facilities. Affiliates of Caithness Corporation and CalEnergy Company, Inc. ("CalEnergy"), which is now known as MidAmerican Energy Holdings Company, formed the Coso Partnerships in the 1980s to develop, construct, own and operate the Coso projects. On February 25, 1999 Caithness Acquisition Company, LLC, (CAC) purchased all of CalEnergy's interests in the Coso projects for $205.0 million in cash plus the assumption of CalEnergy's and its affiliates' share of debt outstanding at the Coso projects which then totaled approximately $67.0 million.

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

     For the six-months ended June 30, 2001, Edison's average avoided cost of energy paid to the Coso Partnerships was 11.7 cents per kWh, as compared to 3.7 cents per kWh for the six-months ended June 30, 2000. On June 19, 2001, Edison entered into an agreement with the Coso Partnerships, that establishes an average short run avoided cost of 5.37 cents/kWh for energy sales to Edison for five years, subject to the enactment of enabling legislation and California Public Utilities Commission (CPUC) approval.

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

     Increases in natural gas prices and an imbalance between supply and demand, among other factors, has led to significant increases in wholesale electricity prices in California. Edison had previously agreed to fixed tariffs with their retail customers that were significantly below the wholesale prices it pays in California. This resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001 Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the Coso Partnerships, pending a permanent solution to its liquidity crisis. Pursuant to a CPUC order, Edison resumed making payments to the Coso Partnerships beginning with power generated on March 27, 2001. Edison has made payments for power generated in April, May June and the first fifteen days of July. Additionally, Edison made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001, plus interest on the outstanding amount at 7% per annum. This payment was made pursuant to an agreement between Edison and the Coso Partnerships that will, among other things, pay Coso for all outstanding power deliveries (including interest at 7%) and provide for a fixed short run avoided cost of 5.37 cents/kWh for energy sales for five years. This agreement is subject to the enactment of enabling legislation and CPUC approval.


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

     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso Partnership on a stand-alone basis:


                                                Three-Months Ended                   Six-Months Ended
                                                      June 30                            June 30

                                              2001             2000               2001              2000
                                              ----             ----               ----              ----
Navy I Partnership (stand alone)
  Operating capacity factor                  103.8%           109.3%             106.7%            111.3%
  Capacity (MW) (average)                     83.06            87.42              85.36             89.04
  kWh produced (000s)                        181,398          190,991            370,820           388,907

BLM Partnership (stand alone)
  Operating capacity factor                  108.1%           108.1%             105.2%            107.3%
  Capacity (MW) (average)                     86.49            86.50              84.12             85.82
  kWh produced (000s)                        188,896          189,023            365,420           374,881

Navy II Partnership (stand alone)
  Operating capacity factor                  102.1%           106.4%             104.3%            110.1%
  Capacity (MW) (average)                     81.66            85.14              83.43             88.06
  kWh produced (000s)                        178,353          185,752            362,420           384,658



     The Navy I Partnership's energy production was 181.4 million kWh and 370.8 million kWh for the three and six-months ended June 30, 2001, respectively, as compared to 191.0 million kWh and 388.9 million kWh for the same periods in 2000, decreases of 5.0% and 4.7% respectively. The Navy II Partnership's energy production was 178.4 million kWh and 362.4 million kWh for the three and six-months ended June 30, 2001, respectively, as compared to 185.8 million kWh and 384.7 million kWh for the same periods in 2000, decreases of 4.0% and 5.8%, respectively. These decreases in energy production were primarily due to a deferment of certain capital and maintanence projects by the Coso Partnerships due to non-payment by Edison during the period November 1, 2000 through March 26, 2001. These projects have been resumed as Edison has resumed payment for production starting in late March 2001.


Results of Operations for the three and six months ended June 30, 2001 and 2000

     The following discusses the results of operations of the Coso Partnerships for the three and six-months ending June 30, 2001 and 2000 (dollar amounts in tables are in thousands, except per kWh data):


Revenue


                                   Three-Months         Three-Months          Six-Months           Six-Months
                                       Ended               Ended                Ended                Ended
                                   June 30, 2001        June 30, 2000        June 30, 2001        June 30, 2000

                                    $    Cents/kWh        $   Cents/kWh       $   Cents/kWh        $  Cents/kWh
                                    -    ---------        -   ---------       -   ---------        -  ---------

Total Operating Revenues
  Navy I Partnership            19,588     10.8        13,024     6.8      51,458    13.9       22,004    5.7
  BLM Partnership               18,192      9.6        11,262     6.0      44,967    12.3       18,442    4.9
  Navy II Partnership           14,972      8.4        10,939     5.9      39,416    10.9       20,727    5.4

Capacity & Capacity Bonus
Revenues
  Navy I Partnership             3,566      2.0         3,566     1.9       4,821     1.3        4,821    1.2
  BLM Partnership                3,484      1.8         3,484     1.8       4,712     1.3        4,711    1.3
  Navy II Partnership            3,505      2.0         3,504     1.9       4,738     1.3        4,738    1.2

Energy Revenues
  Navy I Partnership            16,022      8.8         9,458     5.0      46,637    12.6       17,183    4.4
  BLM Partnership               14,708      7.8         7,778     4.1      40,255    11.0       13,731    3.7
  Navy II Partnership           11,467      6.4         7,435     4.0      34,678     9.6       15,989    4.2




     Total operating revenues for the Navy I Partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $19.6 million and $51.5 million for the three and six-months ended June 30, 2001, respectively, as compared to $13.0 million and $22.0 million for the same periods in 2000, increases of 50.8% and 134.1%, respectively. The Navy I Partnership's energy revenues were $16.0 million and $46.6 million for the three and six-months ended June 30, 2001, respectively, as compared to $9.5 million and $17.2 million for the same periods in 2000, increases of 68.4% and 170.9%, respectively.

     Total operating revenues for the BLM Partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $18.2 million and $45.0 million for the three and six-months ended June 30, 2001, respectively, as compared to $11.3 million and $18.4 million for the same periods in 2000, increases of 61.1% and 144.6%, respectively. The BLM Partnership's energy revenues were $14.7 million and $40.3 million for the three and six-months ended June 30, 2001, respectively, as compared to $7.8 million and $13.7 million for the same periods in 2000, increases of 88.5% and 194.2%, respectively.

     Total operating revenues for the Navy II Partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $15.0 million and $39.4 million for the three and six-months ended June 30, 2001, respectively, as compared to $10.9 million and $20.7 million for the same periods in 2000, increases of 37.6% and 90.3%, respectively. The Navy II Partnership's energy revenues were $11.5 million and $34.7 million for the three and six-months ended June 30, 2001, respectively, as compared to $7.4 million and $16.0 million for the same periods in 2000, increases of 55.4% and 116.9%, respectively.

     Each Coso Partnership's increase in operating and energy revenues for the three and six-month periods ended June 30, 2001, as compared to the same periods in 2000, were due to increases in the average avoided cost of energy paid to the respective partnership, offset somewhat by previously discussed decreases in generation. Avoided cost of energy increased from 4.3 cents per kWh for the three-month period in 2000 to 8.1 cents per kWh for the same period in 2001, and from 3.7 cents per kWh for the six-month period in 2000 to 11.6 cents per kWh for the same period in 2001. Estimates of Edison's future avoided cost of energy, which fluctuate with the price of natural gas, may vary significantly, and no one can predict the likely level of future avoided cost of energy prices.



Interest and Other Income


                                   Three-Months         Three-Months          Six-Months           Six-Months
                                      Ended                Ended                Ended                Ended
                                   June 30, 2001        June 30, 2000        June 30, 2001        June 30, 2000


                                    $    Cents/kWh        $   Cents/kWh       $   Cents/kWh        $  Cents/kWh
                                    -    ---------        -   ---------       -   ---------        -  ---------

  Navy I Partnership             1,043      0.6          459      0.2       1,178     0.3          782    0.2
  BLM Partnership                1,217      0.6          366      0.2       1,837     0.5        5,681    1.5
  Navy II Partnership              896      0.5          873      0.5       1,254     0.3        1,402    0.4



     The Navy I Partnership's interest and other income was $1.0 million and $1.2 million for the three and six-months ended June 30, 2001, respectively, as compared to $0.5 million and $0.8 million for the same periods in 2000, increases of 100.0% and 50.0%, respectively. The increases for the three and six-months ended June 30, 2001, as compared to the same periods in 2000, were primarily due to interest on amounts in arrears paid by Edison in June of 2001.

     The BLM Partnership's interest and other income was $1.2 million and $1.8 million for the three and six-months ended June 30, 2001, respectively, as compared to $0.4 million and $5.7 million for the same periods in 2000, an increase of $0.8 million and a decrease of 68.4%, respectively. The increase for the three-month period ended June 30, 2001, as compared to the same period in 2000, was primarily due to interest on amounts in arrears paid by Edison in June of 2001. The decrease for the six-months ended June 30, 2001, as compared to the same period in 2000, was primarily due to a legal settlement of $5 million with Dow Chemical Company paid to the BLM Partnership in January of 2000.

     The Navy II Partnership's interest and other income was $1.3 million for the six-months ended June 30, 2001, as compared to $1.4 million for the same period in 2000, a decrease of 7.1%. The decrease for the six-months ended June 30, 2001, as compared to the same period in 2000, was primarily due to lower average cash balances as a result of payment on the project loan to Funding Corp., partially offset by interest on amounts in arrears paid by Edison in June of 2001.

Plant Operations


                                   Three-Months         Three-Months          Six-Months           Six-Months
                                      Ended                Ended                Ended                Ended
                                   June 30, 2001        June 30, 2000        June 30, 2001        June 30, 2000


                                  $      Cents/kWh        $     Cents/kWh     $     Cents/kWh      $     Cents/kWh
                                  -      ---------        -     ---------     -     ---------      -     ---------
  Navy I Partnership            2,812       1.6         2,274      1.2      4,574      1.2       4,346      1.1
  BLM Partnership               2,847       1.5         2,878      1.5      5,208      1.4       5,417      1.4
  Navy II Partnership           2,875       1.6         2,541      1.4      4,850      1.3       4,646      1.2



     The Navy I Partnership's operating expenses, including operating and general and administrative expenses, were $2.8 million and $4.6 million for the three and six-months ended June 30, 2001, respectively, as compared to $2.3 million and $4.3 million for the same periods in 2000, increases of 21.7% and 7.0%, respectively. The increases for the three and six-months ended June 30, 2001, as compared to the same periods in 2000, were primarily due to increased well workover costs and higher legal expenses due to the Edison situation incurred during those periods in 2001.

     The Navy II Partnership's operating expenses, including operating and general and administrative expenses, were $2.9 million and $4.9 million for the three and six-months ended June 30, 2001, respectively, as compared to $2.5 million and $4.6 million for the same periods in 2000, increases of 16.0% and 6.5% respectively. The increases for the three and six-months ended June 30, 2001, as compared to the same periods in 2000, were primarily due to increased chemical costs and higher legal expenses due to the Edison situation incurred during those periods in 2001.


Royalty Expense


                                   Three-Months         Three-Months          Six-Months           Six-Months
                                      Ended                Ended                Ended                Ended
                                   June 30, 2001        June 30, 2000        June 30, 2001        June 30, 2000


                                   $     Cents/kWh        $    Cents/kWh      $    Cents/kWh       $   Cents/kWh
                                   -     ---------        -    ---------      -    ---------       -   ---------

  Navy I Partnership             2,984      1.6         2,016     1.1       6,754     1.8        3,205    0.8
  BLM Partnership                1,158      0.6           513     0.3       4,026     1.1          578    0.2
  Navy II Partnership            2,181      1.2         1,986     1.1       5,893     1.6        3,761    1.0



     The Navy I Partnership's royalty expenses were $3.0 million and $6.8 million for the three and six-months ended June 30, 2001, respectively, as compared to $2.0 million and $3.2 million for the same periods in 2000, increases of 50.0% and $3.6 million, respectively. The BLM Partnership's royalty expenses were $1.2 million and $4.0 million for the three and six-months ended June 30, 2001, respectively, as compared to $0.5 million and $0.6 million for the same periods in 2000, increases of $0.7 million and $3.4 million, respectively. The Navy II Partnership's royalty expenses were $2.2 million and $5.9 million for the three and six-months ended June 30, 2001, respectively, as compared to $2.0 million and $3.8 million for the same periods in 2000, increases of 10.0% and 55.3%, respectively.

     Each Coso Partnership's increase in royalty expense for the three and six-month periods ended June 30, 2001, as compared to the same periods in 2000, were due to increases in the average avoided cost of energy avoided cost of energy paid to the partnerships. The average avoided cost of energy increased from 4.3 cents per kWh for the three-month period in 2000 to 8.1 cents per kWh for the same period in 2001, and from 3.7 cents per kWh for the six-month period in 2000 to 11.7 cents per kWh for the same period in 2001.

Depreciation and Amortization


                                   Three-Months         Three-Months          Six-Months           Six-Months
                                      Ended                Ended                Ended                Ended
                                  June 30, 2001        June 30, 2000         June 30, 2001        June 30, 2000


                                   $      Cents/kWh       $    Cents/kWh      $    Cents/kWh       $   Cents/kWh
                                   -      ---------       -    ---------      -    ---------       -   ---------
  Navy I Partnership             2,541       1.4        2,235     1.2       5,040     1.4        4,588    1.2
  BLM Partnership                3,929       2.1        3,538     1.9       7,875     2.2        7,414    2.0
  Navy II Partnership            3,831       2.1        3,708     2.0       7,584     2.1        7,406    1.9



     The Navy I Partnership's depreciation and amortization expense was $2.5 million and $5.0 million for the three and six-months ended June 30, 2001, respectively, as compared to $2.2 million and $4.6 million for the same periods in 2000, increases of 13.6% and 8.7%, respectively. The BLM Partnership's depreciation and amortization expense was $3.9 million and $7.9 million for the three and six-months ended June 30, 2001, respectively, as compared to $3.5 million and $7.4 million for the same periods in 2000, increases of 11.4% and 6.8%, respectively. Both the Navy I and BLM Partnership's increases in depreciation and amortization expense for the three and six-months ended June 30, 2001, as compared to the same periods in 2000, were primarily due to increases in capitalized assets during those periods in 2001.


Interest Expense


                                   Three-Months         Three-Months          Six-Months           Six-Months
                                      Ended                Ended                Ended                Ended
                                   June 30, 2001        June 30, 2000        June 30, 2001        June 30, 2000


                                   $     Cents/kWh        $    Cents/kWh      $    Cents/kWh       $   Cents/kWh
                                   -     ---------        -    ---------      -    ---------       -   ---------
  Navy I Partnership             2,971      1.6         3,120     1.6       5,955     1.6        6,293    1.6
  BLM Partnership                2,251      1.2         2,275     1.2       4,508     1.2        4,583    1.2
  Navy II Partnership            2,062      1.2         2,307     1.2       4,137     1.1        4,661    1.2



     The Navy II Partnership's interest expense was $2.1 million and $4.1 million for the three and six-months ended June 30, 2001, respectively, as compared to $2.3 million and $4.7 million for the same periods in 2000, decreases of 8.7% and 12.8%, respectively. These decreases in interest expense for the three and six-months ended June 30, 2001, as compared to the same periods in 2000 were due to reductions in the principal amount of the project loan from Funding Corp.


Provision for Doubtful Accounts

     Edison experienced significant cash flow problems earlier this year due in part to the difference between revenues received from its customers through frozen electric rates and the cost of producing service to its customers, including the cost to acquire electricity. This cash flow shortfall has adversely affected Edison's liquidity and in turn it did not pay the Coso Partnerships for energy delivered from November 2000 through March 26, 2001. On June 19, 2001, Edison entered into an agreement with the Coso Partnerships that addressed energy pricing and payment issues. On June 21, 2001, the Navy I, BLM, and Navy II Partnerships received their first payments of $4,139, $4,118 and $4,227, respectively, for partial payment of amounts due from November 2000 through March 26, 2001. Any future payments are subject to the enactment of enabling legislation and CPUC approval. Despite this partial payment of 10% of the uncollected amount on June 21, 2001, the Coso Partnerships are unable to determine the time frame during which they can expect payment for the remainder of the receivable.

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

     The Coso Partnership's ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements. Edison's increasing shortfall in collections, coupled with its near term capital requirements has materially and adversely affected its liquidity. Unless actions are taken to restore Edison's financial condition, there is uncertainty of collection of receivables owed to the Coso Partnerships for revenues generated from November 2000 through March 26, 2001 and forward. Edison's failure to pay its obligations will have a material adverse effect on the Coso Partnership's ability to make debt service payments to Funding Corp. as they come due under the Funding Corp. notes.

     On March 27, 2001 the California Public Utility Commission ("CPUC") ordered Edison to resume paying qualifying facilities such as the Coso Partnerships at rates stipulated by the CPUC. For the month of April, the CPUC ordered Edison to prepay by mid-month for April generation. On April 19, 2001 the Coso Partnerships received the payment which was based on historical output. On April 30, 2001 a second payment was received for generation sold in the last five days of March. Since April, Edison has resumed full payments to the Coso Partnerships for current purchase of electricity generated. On June 21, 2001, Edison paid 10% of their unpaid liabilities to the Coso Partnerships, for power generated from November 2000 through March 26, 2001, amounting to $12,485.

     The following table sets forth a summary of each Coso Partnership's cash flows for the six-months ended June 30, 2001 and June 30, 2000.


                                                                      Six-Months           Six-Months
                                                                         Ended                Ended
                                                                     June 30, 2001        June 30, 2000
Navy I Partnership (stand alone)
  Net cash provided by operating activities                          $  11,665             $   4,071
  Net cash provided by (used in) investing activities                   (1,144)                1,777
  Net cash provided by (used in) financing activities                   (8,381)              (10,048)
                                                                       -------               -------
      Net change in cash and cash equivalents                        $   2,140             $  (4,200)
                                                                       =======               =======

BLM Partnership (stand alone)
  Net cash provided by operating activities                          $   9,427             $  10,384
  Net cash provided by (used in) investing activities                   (4,427)                2,406
  Net cash provided by (used in) financing activities                   (5,885)               (5,182)
                                                                       -------               -------
      Net change in cash and cash equivalents                        $    (885)            $   7,608
                                                                       =======               =======

Navy II Partnership (stand alone)
  Net cash provided by operating activities                          $   8,423             $  16,999
  Net cash provided by (used in) investing activities                       94                42,508
  Net cash provided by (used in) financing activities                  (14,762)              (49,616)
                                                                       -------               -------
      Net change in cash and cash equivalents                        $  (6,245)            $   9,891
                                                                       =======               =======



     The Navy I Partnership's cash flows from operating activities increased by $7.6 million for the six-months ended June 30, 2001, as compared to the same period in 2000, primarily due to increases in trade payables and energy revenues resulting from the increase in the average avoided cost of energy, partially offset by increased receivables resulting from Edison's non-payment for energy delivered.

     Cash used in investing activities at the Navy I Partnership increased by $2.9 million for the six-months ended June 30, 2001, as compared to the same period in 2000, primarily due to the decrease in restricted cash requirements associated with the project loan from Funding Corp.

     The Navy I Partnership's cash used in financing activities decreased by $1.7 million for the six-months ended June 30, 2001, as compared to the same period in 2000, due to a decrease in the amount of the payment on the project loan from Funding Corp., partially offset by increased distributions during that period in 2001.

     The BLM Partnership's cash flows from operating activities decreased by $1.0 million for the six-months ended June 30, 2001, as compared to the same period in 2000, primarily due to increases in receivables resulting from Edison's non-payment for energy delivered, partially offset by increased energy revenues resulting from the increase in the average avoided cost of energy.

     Cash used in investing activities at the BLM Partnership increased by $6.8 million for the six-months ended June 30, 2001, as compared to the same period in 2000, primarily due to an increase in capital expenditures.

     The BLM Partnership's cash used in financing activities increased by $0.7 million for the six-months ended June 30, 2001, as compared to the same period in 2000, due to an increase in distributions during that period in 2001, partially offset by a decrease in the amount of the payment of the project loan from Funding Corp.

     The Navy II Partnership's cash flows from operating activities decreased by $8.6 million for the six-months ended June 30, 2001, as compared to the same period in 2000, primarily due to increases in trade payables and receivables resulting from Edison's non-payment for energy delivered, partially offset by increased energy revenues resulting from the increase in the average avoided cost of energy.

     Cash from investing activities at the Navy II Partnership increased by $42.4 million for the six-months ended June 30, 2001, as compared to the same period in 2000, primarily due to the decrease in restricted cash requirements associated with the project loan from Funding Corp.

     The Navy II Partnership's cash used in financing activities decreased by $34.9 million for the six-months ended June 30, 2001, as compared to the same period in 2000, due to a decrease in the amount of the payment on the project loan from Funding Corp., partially offset by increased distributions during that period in 2001.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which amended FAS No. 133 and addressed certain implementation issues. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Coso Partnerships have adopted FAS 133, as amended and assessed that it has no material effect on their financial statements.


PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings

Edison Litigation

     The Edison litigation has been resolved as discussed in the 8-K filed on June 28, 2001.

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

                                COSO PARTNERSHIPS
                   UNAUDITED CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)



                                                                              June 30,            December 31,
                                                                               2001                  2000

Assets:
   Cash and cash equivalents.......................................        $   12,119             $   17,109
   Restricted cash and investments.................................            45,714                 47,712
   Accounts receivable, net........................................            20,452                    590
   Prepaid expenses and other assets...............................               153                  2,671
   Amounts due from related parties................................             5,041                  6,191
   Property, plant and equipment, net..............................           429,123                439,641
   Power purchase agreement, net...................................            54,858                 57,364
   Investments.....................................................            13,335                 13,485
   Deferred financing costs, net...................................             7,761                  8,564
                                                                              -------                -------

                                                                           $  588,556             $  593,327
                                                                              =======                =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities........................        $   49,448             $   36,260
   Amounts due to related parties..................................            27,804                 23,460
   Project loans...................................................           318,858                330,067
                                                                              -------                -------
                                                                              396,110                389,787
Partners' capital..................................................           192,446                203,540
                                                                              -------                -------

                                                                           $  588,556             $  593,327
                                                                              =======                =======



See accompanying notes to the unaudited condensed combined financial statements.

                                COSO PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                  Three-Months    Three-Months      Six-Months      Six-Months
                                                     Ended            Ended           Ended           Ended
                                                    June 30,         June 30,        June 30,        June 30,
                                                      2001             2000            2001            2000


Revenue:
   Energy revenues............................    $   42,198      $   24,671       $  121,570      $   46,903
   Capacity revenues..........................        10,554          10,554           14,271          14,270
   Interest and other income..................         3,156           1,698            4,269           7,865
                                                     -------          ------          -------          ------
          Total revenue.......................        55,908          36,923          140,110          69,038


Operating expenses:
   Plant operating expenses...................         8,535           7,693           14,632          14,409
   Royalty expense............................         6,322           4,515           16,673           7,544
   Provision for doubtful accounts............       (12,589)            ---           66,176             ---
   Depreciation and amortization..............        10,301           9,481           20,499          19,408
                                                     -------          ------          -------          ------
          Total operating expenses............        12,569          21,689          117,980          41,361

          Operating income....................        43,339          15,234           22,130          27,677

   Other expenses:
   Interest expense...........................         7,284           7,702           14,600          15,537
   Amortization on deferred financing.........           403             401              804             803
                                                     -------          ------          -------          ------
          Total other expenses................         7,687           8,103           15,404          16,340



          Net income..........................    $   35,652      $    7,131       $    6,726      $   11,337
                                                     =======          ======          =======          ======





 See accompanying notes to the unaudited condensed combined financialstatements.

                                COSO PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                      Six-Months           Six-Months
                                                                        Ended                Ended
                                                                       June 30,             June 30,
                                                                         2001                 2000

    Net cash provided by (used in) operating activities...          $   29,515            $  31,454
    Net cash provided by (used in) investing activities...              (5,477)              46,691
    Net cash provided by (used in) financing activities...             (29,028)             (64,846)
                                                                       -------              -------
    Net change in cash and cash equivalents...............          $   (4,990)           $  13,299
                                                                       =======              =======
    Supplemental cash flow disclosure:
         Cash paid for interest...........................          $   14,631            $  15,660
                                                                       =======              =======




See accompanying notes to the unaudited condensed combined financial statements.

                                COSO PARTNERSHIPS
                    NOTES TO THE UNAUDITED CONDENSED COMBINED
                              FINANCIAL STATEMENTS


(1)      Basis of Presentation

The accompanying unaudited condensed combined financial statements were derived from the stand alone unaudited condensed financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers and Coso Power Developers ("the Coso Partnerships"). All intercompany accounts and transactions were eliminated. This financial information has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships as a whole. The unaudited condensed combined financial statements should be read in conjunction with each individual partnership's unaudited condensed financial statements.

(2)      New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which amended FAS No. 133 and addressed certain implementation issues. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Coso Partnership's have adopted FAS 133, as amended and assessed that it has no material effect on their financial statements.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1 Financial Data Schedule--Form SX--Caithness Coso Funding Corp.
         27.2 Financial Data Schedule--Form SX--Coso Finance Partners
         27.3 Financial Data Schedule--Form SX--Coso Energy Developers
         27.4 Financial Data Schedule--Form SX--Coso Power Developers


(b)      Reports on Form 8-K

         1. The Coso Partnerships filed current reports on Form 8-K dated June 28, 2001 reporting an agreement entered into on June 19, 2001 between Edison and the Coso Partnerships that addresses renewable energy pricing and payment issues.

         2. The Coso Partnerships filed a second set of current reports on Form 8-K dated June 28, 2001 reporting the California Public Utilities Commission's approval of a confidential settlement with Edison and the execution of mutual releases of liability that dismissed litigation between the Coso Partnerships and Edison.

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

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS       X  6 - MOS
                                         -- ----           -- ---
                                                X YEAR             YEAR
                                               ---              ---
                                            (for annual report filings)
                                                  OTHER            OTHER
                                              ----             ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2000           DEC-31-2001
                                            -----------           -----------
                                            mmm-dd-yyyy           mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2000           JAN-01-2001
                                            -----------           -----------
                                            mmm-dd-yyyy           mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2000           JUN-30-2001
                                            -----------           -----------
                                            mmm-dd-yyyy           mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 6 MOS
                                                     ----                        -----
CASH                                                         0                           0
SECURITIES                                                   0                           0
RECEIVABLES                                            331,353                     320,112
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETDS                                          1,286                       1,254
PP&E                                                         0                           0
DEPRECIATION                                                 0                           0
TOTAL ASSETS                                           331,353                     320,112
CURRENT LIABILITIES                                      1,286                       1,254
BONDS                                                  300,067                     318,858
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             331,353                     320,112
SALES                                                        0                           0
TOTAL REVENUES                                          30,799                      14,598
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                               0                           0
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       30,799                      14,598
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                                   0                           0
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS    X    6 - MOS
                                         -- ----         -- ----
                                                X YEAR            YEAR
                                               ---             ---
                                            (for annual report filings)
                                                  OTHER           OTHER
                                              ----            ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2000          DEC-31-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2000          JAN-01-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2000          JUN-30-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 6 MOS
                                                     ----                        -----
CASH                                                     3,506                       5,646
SECURITIES                                              22,996                      23,572
RECEIVABLES                                             17,715                      51,483
ALLOWANCES                                              15,234                      36,847
INVENTORY                                                    0                           0
CURRENT ASSETS                                           6,796                      20,333
PP&E                                                   228,718                     229,573
DEPRECIATION                                            79,642                      84,395
TOTAL ASSETS                                           198,409                     207,769
CURRENT LIABILITIES                                     16,554                      25,855
BONDS                                                  134,984                     129,893
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             198,409                     207,769
SALES                                                   67,653                      51,458
TOTAL REVENUES                                          70,159                      52,636
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          44,358                      37,981
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       13,013                       6,215
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                              12,788                       8,440
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS     X   6  - MOS
                                         -- ----         -- ----
                                                X YEAR            YEAR
                                               ---             ---
                                            (for annual report filings)
                                                  OTHER           OTHER
                                              ----            ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2000          DEC-31-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2000          JAN-01-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2000          JUN-30-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 6 MOS
                                                     ----                        -----
CASH                                                     5,862                       4,977
SECURITIES                                              14,502                      12,417
RECEIVABLES                                             15,684                      44,994
ALLOWANCES                                              15,279                      37,109
INVENTORY                                                    0                           0
CURRENT ASSETS                                           7,280                      12,914
PP&E                                                   238,244                     244,830
DEPRECIATION                                            84,626                      92,039
TOTAL ASSETS                                           201,312                     203,196
CURRENT LIABILITIES                                     31,160                      35,731
BONDS                                                  100,907                      99,040
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             201,312                     203,196
SALES                                                   57,453                      44,967
TOTAL REVENUES                                          65,578                      46,804
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          46,693                      38,939
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        9,492                       4,667
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                               9,393                       3,198
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS     X   6  - MOS
                                         -- ----         -- ----
                                                X YEAR            YEAR
                                               ---             ---
                                            (for annual report filings)
                                                  OTHER           OTHER
                                              ----            ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2000          DEC-31-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2000          JAN-01-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2000          JUN-30-2001
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 6 MOS
                                                     ----                        -----
CASH                                                     7,741                       1,496
SECURITIES                                              10,214                       9,725
RECEIVABLES                                             21,294                      49,546
ALLOWANCES                                              15,312                      38,045
INVENTORY                                                    0                           0
CURRENT ASSETS                                          14,572                      13,047
PP&E                                                   209,605                     210,250
DEPRECIATION                                            72,658                      79,096
TOTAL ASSETS                                           195,693                     186,120
CURRENT LIABILITIES                                     14,094                      24,195
BONDS                                                  94,176                       89,925
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             195,639                     186,120
SALES                                                   58,366                      39,416
TOTAL REVENUES                                          61,234                      40,670
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          49,895                      41,060
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        9,899                       4,522
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                               1,440                      (4,912)
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 2001              CAITHNESS COSO FUNDING CORP.,
                                    a Delaware corporation

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


                                    COSO FINANCE PARTNERS
                                    a California general partnership

                                     By: New CLOC Company, LLC,
                                         its Managing General Partner

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


                                    COSO ENERGY DEVELOPERS
                                    a California general partnership

                                     By: New CHIP Company, LLC,
                                         its Managing General Partner

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


                                    COSO POWER DEVELOPERS
                                    a California general partnership

                                     By: New CTC Company, LLC,
                                         its Managing General Partner

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