Form 10-K
period 2001-12-31
CAITHNESS COSO FUNDING CORP; COSO POWER DEVELOPERS; COSO FINANCE PARTNERS; COSO ENERGY DEVELOPERS
filed 2002-03-14
CIK 1088866, 1088873, 1088870, 1088869

FORM 10-K

(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the Fiscal year ended December 31, 2001
                                                     -----------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ______________________to_________________________


                        Commission File Number 333-83815
                                               ---------


                          Caithness Coso Funding Corp.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                       94-3328762
                --------                                       ----------
    (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                         Identification No.)

   Coso Finance Partners               California              68-0133679
   Coso Energy Developers              California              94-3071296
   Coso Power Developers               California              94-3102796
   ---------------------               ----------              ----------
(Exact names of Registrants as  (State or other jurisdiction  (IRS Employer
specified in their characters)      of incorporation)        Identification No.)

           565 Fifth Avenue, 29th Floor, New York, New York      10017-2478
           ------------------------------------------------      ----------
               (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code      (212) 921-9099
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ___ ]

The Registrant's Common Stock is not traded in a public market.

         Aggregate market value of the voting stock held by non-affiliates of the registrant:
                                 Not applicable.

                       Documents Incorporated by Reference

                          CAITHNESS COSO FUNDING CORP.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                  Part I                                   Page
                                                                           ----

Item 1.           Business                                                   1

Item 2.           Properties                                                 7

Item 3.           Legal Proceedings                                          9

Item 4.           Submission of Matters to a Vote of Security Holders        9


                                     Part II

Item 5.           Market for the Registrant's Common Equity and
                     Related Stockholder Matters (Not applicable)            9

Item 6.           Selected Financial Data                                    9

Item 7.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     12

Item 7A.          Quantitative and Qualitative Disclosures About
                     Market Risk                                             23

Item 8.           Financial Statements and Supplementary Data                24

Item 9.           Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                     25


                                    Part III


Item 10.          Directors and Executive Officers of the Registrants        25

Item 11.          Executive Compensation                                     27

Item 12.          Security Ownership of Certain Beneficial Owners and
                     Management (Not applicable)                             27

Item 13.          Certain Relationships and Related Transactions             29


                                     Part IV


Item 14.          Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K                                             32

                                     Part I
Item 1. Business.


The Coso Projects

     The Coso projects consist of three 80 MW geothermal power plants, called Navy I, BLM and Navy II, certain transmission lines, wells, gathering system and other related facilities. The Coso projects are located near one another in the Mojave Desert approximately 150 miles northeast of Los Angeles, California, and have been generating electricity since the late 1980s. Unlike fossil fuel-fired power plants, the Coso projects' power plants use geothermal energy derived from the natural heat of the earth's interior to generate electricity.

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

     The geothermal power plants, each of which has three separate turbine generator units, have consistently operated above their nominal capacities, and the combined average capacity factor for the plants has exceeded 100% for each of the last seven years.

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

     Edison entered into an agreement (the "Agreement") with the Coso partnerships on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement which was amended on November 30, 2001, established May 1, 2002 as the date when the Coso partnerships will begin receiving a fixed avoided cost of energy rate of 5.37 cents per kWh for five (5) years. Subsequent to the five year period, Edison will be required to make energy payments to the Coso partnerships based on its avoided cost of energy until each partnership's power purchase agreement expires.


AB1890 Energy Subsidy Payments

     In addition to receiving payments under the power purchase agreements, the Coso partnerships qualify for subsidy payments from a special purpose state fund established under California Legislature AB1890 (AB1890). The California Energy Commission administers the fund. AB1890, as amended, provides, in part, for subsidy payments from 1998 through 2001 to power generators using renewable sources of energy, including geothermal energy, and who are being paid based on the avoided cost of energy. The funds were distributed in the form of a production incentive payment that subsidizes renewable energy producers when prices paid for their electricity are below certain pre-determined target prices. Under AB1890, the Navy I partnership, the BLM partnership and the Navy II partnership received subsidy payments for energy delivered to Edison by the respective Coso partnership, if Edison's avoided cost of energy falls below 3.0 cents per kWh. This subsidy payment is capped at 1.0 cent per kWh.


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


Operating Strategy

     The Coso partnerships seek to maximize their cash flow at the Coso projects through active management of their cost structure and the geothermal resource. After CAC'S purchase of all of CalEnergy's interests in the Coso projects, the Coso partnerships retained Coso Operating Company, (COC) which is an affiliate, to maintain all three plants, the transmission lines and the geothermal resource, including well drilling. As a result of the change in operators and restructuring of operator fees, the aggregate annual fees paid by the Coso partnerships to COC for such maintenance has been reduced significantly. Payments of operator fees are subordinated to all payments made under the senior secured notes. CAC, which purchased the managing partners interest in the Coso partnerships, has caused any management fees payable by each Coso partnership to its partners are subordinated to all payments made under the senior secured notes.

     The Coso projects qualify as Small Power Qualifying Facilities (QF) under the Public Utility Regulatory Policies Act (PURPA) and the rules and regulations promulgated under PURPA by the Federal Energy Regulatory Commission (FERC). PURPA exempts the Coso projects from certain federal and state regulations. The Coso projects must continue to satisfy certain ownership and fuel-use standards to maintain their QF status. Since their inception, the Coso projects have satisfied these standards and expect that they will continue to do so in the future.

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

     Caithness Energy believes that it is currently the second largest owner of geothermal power projects in the United States, based on the total electrical generating capacity of its power projects. Through its controlled affiliates, Caithness Energy owns interests in seven geothermal plants, including the Coso projects, totaling 414 MW of generating capacity. Caithness Energy is also seeking to develop additional natural gas power projects, and has interests in other operating power generating facilities, including solar, wind and natural gas, totaling an additional 696 MW of generating capacity.

     Caithness Energy is headquartered in New York City and has additional offices in California, Nevada, Colorado and Florida.


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

     In 2001, the Navy I partnership and the Navy II partnership incurred aggregate royalties to the U.S Navy of approximately $2.5 million for steam transferred by Navy I to Navy II and by Navy II to BLM under the steam sharing program from geothermal resources located on the property on which Navy I or Navy II, as the case may be, are situated. Of this amount, the Navy I and Navy II partnerships each incurred approximately $1.3 million. The BLM partnership reimbursed the Navy II partnership approximately $0.2 million of the royalties incurred by the Navy II partnership. The BLM partnership incurs a royalty to the U.S. Navy for electricity generated by BLM for steam transferred from U.S. Navy property and sold to Edison.


Royalty and Revenue-Sharing Arrangements

     The Coso partnerships are required to make royalty payments to, and are subject to other revenue-sharing arrangements with, the U.S. Navy, the Bureau of Land Management and certain other persons.


Navy I

     Under the U.S. Navy contract, as a royalty for Unit 1 at Navy I, the Navy I partnership is obligated to partially reimburse the U.S. Navy for electricity supplied to it by Edison from electricity generated at the Navy I plant. The reimbursement payment is based on a pricing formula included in the U.S. Navy contract. The percentage rate of reimbursement changes semiannually, but cannot exceed 95% of the price paid by the U.S. Navy to Edison, in accordance with a weighted index based on the Consumer Price Index and price indices for the oil industry, the electric power plant industry and the construction industry. Discussions with the U.S. Navy are continuing to re-adjust the formula to reflect recent activity in the local energy market. In November 2001, a modification to the calculation of the reimbursement pricing formula was made to the U.S. Navy Contract resulting in a reduction of accrued royalties of $6.5 million.

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

BLM

     The BLM partnership pays royalties to the Bureau of Land Management under the BLM lease. The royalty rate is 10% of the net value of the steam produced by the BLM partnership. This royalty rate is fixed for the life of the BLM Lease. In addition to this royalty, the BLM partnership is obligated, in connection with the assignment of the BLM lease to the BLM partnership, to pay a royalty of 5% based on the value of the steam produced to Coso Land Company, a general partnership of which CAC and another affiliate of Caithness Energy are the general partners. The royalty is subordinated to the payment of all the BLM partnership's other royalties, all debt service and all operating costs of the BLM partnership. No portion of the royalty accrued to Coso Land Company has been paid to date.


BLM North

     In December of 2000, the Bureau of Land Management allowed Coso Land Company to assign each of the Coso partnerships an undivided one-third interest in leases they had previously bought from the Los Angeles Department of Water and Power (LADWP). The assignment required each Coso partnership to pay $8.00 per acre in additional rent to the Bureau of Land Management. When the leased property commences to produce geothermal steam, the Coso partnerships will pay monthly royalties under the LADWP leases of 10% of the value of steam produced, 5% of the value of any by-products, and 5% of the value of commercially demineralized water. The Bureau of Land Management may establish minimum production levels and reduce the foregoing royalties if necessary to encourage greater recovery of leased resources.


Navy II

     The Navy II partnership pays royalties to the U.S Navy under the U.S Navy contract. The Navy II partnership's royalty expense is a fixed percentage of its electricity sales to Edison. The royalty rate was 10.0% of electricity sales to Edison through 1999, increased to 18.0% for 2000 through 2004 and will increase to 20.0% from 2005 through the end of the Navy contract.


Operations and Maintenance

     The operations and maintenance services for the Coso projects, including the Navy I, BLM, and Navy II transmission lines, wells, gathering system, and other related facilities, are performed by COC on behalf of the Coso partnerships pursuant to the Operation and Maintenance agreements. COC is a wholly owned subsidiary of CAC that was initially formed by CalEnergy to facilitate the transfer of operational control of the Coso projects to a Caithness Energy affiliate.

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

Insurance

     The Coso partnerships currently have property, business interruption, catastrophe and general liability insurance for the Coso projects. For the period February 25, 2001 to February 24, 2002 the plants were insured up to their replacement cost for general property damage and over $166.0 million in the aggregate for business interruption, subject to a $50,000 deductible for property damage (and a $250,000 deductible for the turbine generator sets), with a 30-day deductible for business interruption (including machinery breakdown). Catastrophic insurance (including earthquake and flood) was capped at $200.0 million for property damage, subject to a minimum deductible of $2.5 million or 5.0% of the loss. The deductible for flood is $50,000 for any one loss. Liability insurance coverage was $51.0 million (occurrence based). Operators' extra expense (control of well) insurance is $10.0 million per occurrence with a $150,000 deductible.

     During the latter half of 2001, conditions in the insurance markets deteriorated due to increased claims and events surrounding the September 11th terrorist attacks. As a result of the difficult market, the Coso partnerships renewed their coverage for the period February 25, 2002 to February 25, 2003. Liability and property coverage remains the same with the exception that catastrophic occurrences are now capped at $160.0 million and the deductibles under the property program have been increased as follows:

             Business Interruption                   60 Days
             Property Damage                         $250,000
             Turbine Generator Sets                  $500,000
             Earthquake                              5% of Property Value


Employees

     Employees necessary for the operation of the Coso partnerships are provided by COC, under their respective operation and maintenance agreements. COC maintains a qualified technical staff covering a broad range of disciplines including geology, geophysics, geochemistry, drilling technology, reservoir engineering, plant engineering, construction management, maintenance services, production management, electric power operation and certain accounting services. As of December 31, 2001, COC employed 92 people to operate and maintain the Coso projects.


Competition

     The Coso partnerships sell all electrical energy generated at the plants to Edison under three long-term Standard Offer No. 4 power purchase agreements. The payments under these agreements have constituted 100% of the operating revenues of each power plant since its inception.


Environmental and Regulatory Matters

     The Coso partnerships are subject to environmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of the Coso projects. These environmental laws and regulations generally require that a wide variety of permits and governmental approvals be obtained to construct and operate an energy-producing facility. The facility must then operate in compliance with the terms of these permits and approvals. If the Coso partnerships fail to operate their facilities in compliance with applicable laws, permits and approvals, governmental agencies could levy fines, curtail operations, or seek orders to cease operations.

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

Financial Information
   (in thousands)

                                                            Years Ended December 31,
                                                            ------------------------

Navy I Partnership                                1999(c)          2000(c)             2001(c)
                                                  -------          -------             -------
Total Operating Revenue(g)(h)                 $   55,666         $  52,419           $  53,400
Operating Income                                  23,537            23,295              24,218
Total Assets                                     218,192           198,409             193,114


                                                            Years Ended December 31,
                                                            ------------------------

BLM Partnership                                   1999(c)          2000(c)             2001(c)
                                                  -------          ------              -------

Total Operating Revenue(g)(h)                 $   49,877         $  42,174           $  44,041
Operating Income                                  11,343            10,760              12,645
Total Assets                                     216,391           201,312             183,978


                                                            Years Ended December 31,
                                                            ------------------------

Navy II Partnership                               1999(c)          2000(c)             2001(c)
                                                  -------          ------              ------

Total Operating Revenue(g)(h)                 $  113,746          $ 43,054             $36,389
Operating Income                                  70,169             8,471               1,981
Total Assets                                     273,269           195,693             170,058


                                  (c) See Footnotes to Summary Selected Historical Financial and Operating Data


Item 2.  Properties


Plants

Navy I

     Navy I and its steam resource are located on the United States Naval Weapons Center at China Lake. In December of 2000, Navy I acquired an undivided one-third interest in leases previously purchased from LADWP located on Bureau of Land Management property. It commenced operations in 1987. Geothermal steam for Navy I is produced using over 45 production and injection wells located within a radius of approximately 3,000 feet of Navy I. Navy I consists of three separate turbine generators, known as Units 1, 2 and 3, each with approximately 30 MW of electrical generating capacity. Navy I's steam gathering and piping systems are cross-connected to Navy II via metered transfers to allow steam to be transferred from wells located on the real property covered by the LADWP leases to Navy I and between Navy I and Navy II, pursuant to the steam sharing program. Unit 1 commenced firm operation in 1987, and Units 2 and 3 commenced firm operation during 1988. Navy I has an aggregate gross electrical generating capacity of approximately 90 MW, and operated at an average operating capacity factor of 108.3% in 2001, 111.8% in 2000 and 95.4% in 1999, based on a stated capacity of 80 MW.

BLM

     BLM and its steam resource are located on Bureau of Land Management property, within the boundaries of the United States Naval Weapons Center at China Lake. In December of 2000, BLM acquired an undivided one-third interest in leases previously purchased from LADWP which are also located on Bureau of Land Management property. It commenced operations in 1989. BLM is comprised of turbine generators located at two different power blocks: the BLM East site and the BLM West site. The BLM East site is located approximately 1.3 miles east of the BLM West site. Geothermal steam for BLM is produced using over 41 production and injection wells located within a radius of approximately 4,000 feet from either the BLM East or the BLM West site. BLM consists of three separate turbine generators, known as Units 7, 8 and 9. Units 7 and 8 are located at the BLM East site, each with a generating capacity of approximately 30 MW, while Unit 9 is located at the BLM West site, with a generating capacity of approximately 30 MW. All three units commenced firm operation during 1989. BLM's steam gathering and piping systems are cross connected to Navy II via metered transfers to allow steam to be transferred between Navy II and BLM pursuant to the steam sharing program. BLM has an aggregate gross electrical generating capacity of approximately 90 MW, and operated at an average operating capacity factor of 102.8% in 2001, 109.4% in 2000 and 105.0% in 1999, based on a stated capacity of 80 MW.


Navy II

     Navy II and its steam resource are located on the United States Naval Weapons Center at China Lake. In December of 2000, Navy II acquired an undivided one-third interest in leases previously purchased from LADWP which are located on Bureau of Land Management property. It commenced operations in 1989. Geothermal steam for Navy II is produced using over 36 production and injection wells located within a radius of approximately 6,000 feet of Navy II. Navy II consists of three separate turbine generators, known as Units 4, 5 and 6, each with approximately 30 MW of electrical generating capacity. All three Navy II units commenced firm operation in 1990. Navy II's steam supply systems are cross-connected to Navy I and BLM steam supply systems via metered transfers to allow steam to be transferred between or among the plants pursuant to the steam sharing program. Navy II has an aggregate gross electrical capacity of approximately 90 MW, and operated at an average operating capacity factor of 104.9% in 2001, 111.1% in 2000 and 112.0% in 1999, based on a stated capacity of 80 MW.


Transmission Lines

     The electricity generated by Navy I is conveyed over an approximately 28.8-mile 115 kilovolt ("kV") transmission line on the U.S. Navy and Bureau of Land Management land that is connected to the Edison substation at Inyokern, California. The Navy I partnership owns and uses this transmission line and its related facilities. The electricity generated by BLM and Navy II is conveyed over an approximately 28.8-mile 230 kV transmission line on U.S. Navy and Bureau of Land Management land that is also connected to the Edison substation at Inyokern, California. Coso Transmission Line Partners owns the BLM/Navy II transmission line and related facilities.

Item 3. Legal Proceedings.


Settlement of Litigation


     The Coso partnerships are currently parties to various items of litigation relating to day-to-day operations, none of which, if determined adversely, would be material to the financial condition and results of operations of the Coso partnerships, either individually or taken as a whole.


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



                                                                   Navy I Partnership
                                                                    (Stand-alone)(a)
                                                           (In thousands, except ratio data)


                                                                                Year Ended December 31,
                                                                                -----------------------

                                                                   1997          1998        1999(c)       2000 (c)     2001 (c)
                                                                   ----          ----        ----          -----        -----
Statement of Operations Data:
      Operating revenues(b)(g)(h)...................            $ 100,431     $  53,153    $ 55,666     $  52,419     $ 53,400
      Operating expenses............................              (33,992)      (31,894)    (32,129)      (29,124)     (29,182)
                                                                ----------    ----------   ---------    ----------    ---------
      Operating income..............................               66,439        21,259      23,537        23,295       24,218

Non-Operating income and (expense):
      Interest expense..............................               (6,260)       (4,210)    (11,573)      (12,493)     (11,732)
      Other expenses................................                  --         (1,046)     (4,377)         (520)        (705)
      Interest and other income, net................                1,980           585       2,234         2,506        2,928
                                                                ----------    ----------   ---------    ----------    ---------

       Net income...................................            $  62,159      $ 16,588    $  9,821     $  12,788    $  14,709
                                                                ==========    ==========   =========    ==========    =========

Operating Data:
      Operating capacity factor (d)(e)..............               103.2%         94.6%       95.4%        111.8%       108.3%
      kWh produced..................................              723,116       662,560     668,388       785,624      758,890



                                     See Footnotes to Summary Selected Historical Financial and Operating Data


                                                                   BLM Partnership
                                                                    (Stand-alone)
                                                           (In thousands, except ratio data)


                                                                                Year Ended December 31,
                                                                                -----------------------

                                                                   1997          1998        1999(c)       2000(c)      2001(c)
                                                                   ----          ----        ----          -----        -----
      Operating revenues (b)(g)(h)..................            $ 102,868     $ 107,199    $ 49,877     $  42,174     $ 44,041
      Operating expenses............................              (43,193)      (44,687)    (38,534)      (31,414)     (31,396)
                                                                ---------     ---------    --------     ---------     --------
      Operating income..............................               59,675        62,512      11,343        10,760       12,645

Non-Operating income and (expense):
      Interest expense .............................               (9,105)       (6,107)     (8,725)       (9,174)      (8,958)
      Other expenses................................                  --         (1,113)     (3,332)         (318)        (440)
      Interest and other income, net................                1,712         1,181       1,066         8,125        3,766
                                                                ---------     ---------    --------     ---------     --------

      Net income....................................            $  52,282     $  56,473    $    352     $   9,393     $  7,013
                                                                =========     =========    ========     =========     ========

Operating Data:
    Operating capacity factor (d)(e)................                99.6%        104.4%      105.0%        109.4%       102.8%
    kWh produced....................................              697,794       731,767     735,840       769,098      720,130


                               See Footnotes to Summary Selected Historical Financial and Operating Data





                                                                   Navy II Partnership
                                                                    (Stand-alone)
                                                           (In thousands, except ratio data)


                                                                                Year Ended December 31,
                                                                                -----------------------

                                                                   1997          1998        1999 (c)      2000 (c)     2001 (c)
                                                                   ----          ----        -------       -------      -------
Statement of Operations Data:
      Operating revenues (b)(g)(h)..................            $ 112,796     $ 119,564   $ 113,746     $  43,054     $ 36,389
      Operating expenses............................              (37,749)      (41,120)    (43,577)      (34,583)     (34,408)
                                                                ---------     ---------    --------     ---------     --------
      Operating income..............................               75,047        78,444      70,169         8,471        1,981

Non-Operating income and (expense):
      Interest expense..............................              (10,532)       (7,918)    (11,947)       (9,130)      (8,128)
      Other expenses................................                  --         (1,868)     (4,191)         (769)      (1,119)
      Interest and other income, net................                2,187         1,799       2,174         2,868        2,883
                                                                ---------     ---------    --------     ---------     --------

      Net income (loss).............................            $  66,702     $  70,457    $ 56,205     $   1,440     $ (4,383)
                                                                =========     =========    ========     =========     ========

Operating Data:
      Operating capacity factor (d)(e)..............               108.9%        108.6%      112.0%        111.1%       104.9%
      kWh produced..................................              762,821       760,659     785,772       780,709      735,210


                               See Footnotes to Summary Selected Historical Financial and Operating Data



                                                                                       As of December 31,
                                                                                       ------------------


                                                                   1997          1998        1999            2000       2001
                                                                   ----          ----        ----            ----       ----
Balance Sheet Data (in thousands):
----------------------------------
Navy I Partnership (stand-alone)(a)
     Cash...........................................            $   2,888     $     --    $   7,821     $   3,506     $    264
     Restricted cash and investments................                6,479         7,524      25,001        22,996       21,325
     Property, plant and equipment, net.............              186,399       180,189     153,879       149,076      140,437
     Power purchase agreement, net..................                  --            --       13,388        12,240       11,093
     Total assets...................................              209,390       202,266     218,192       198,409      193,114
     Project loans:
       Existing project debt, payable to
          Coso Funding Corp.........................               45,666        40,566         --            --           --
     Project notes (f)..............................                  --            --      151,550       134,984      122,550
     Partners' capital..............................              155,568       149,933      49,362        46,871       52,425

BLM Partnership (stand-alone)
     Cash...........................................            $     873     $     --    $   6,423     $   5,862     $    --
     Restricted cash and investments................                  290           290       9,806        14,502        7,368
     Property, plant and equipment, net.............              198,296       202,270     165,650       153,618      148,417
     Power purchase agreement, net..................                  --            --       20,549        19,510       18,437
     Total assets...................................              225,172       228,381     216,391       201,312      183,978
     Project loans:
       Existing project debt, payable to
          Coso Funding Corp.........................               76,654        37,958         --            --           --
     Project notes (f)..............................                  --            --      107,900       100,907       96,250
     Partners' capital..............................              124,113       163,191      79,350        69,245       52,762


Navy II Partnership (stand-alone)
     Cash...........................................            $   1,148     $     818   $   6,020     $   7,741     $    --
     Restricted cash and investments................                  --            --       54,338        10,214        5,517
     Property, plant and equipment, net.............              199,134       188,840     147,522       136,947      124,665
     Power purchase agreement, net..................                  --            --       28,409        25,614       22,820
     Total assets...................................              228,653       220,867     273,269       195,693      170,058
     Project loans:
       Existing project debt, payable to
          Coso Funding Corp.........................               97,267        61,323         --            --           --
     Project notes (f)..............................                  --            --      153,550        94,176       84,200
     Partners' capital..............................              125,413       153,661     104,331        87,423       62,220





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

(c) After CAC's purchase of all of CalEnergy's interests in the Coso projects on February 25, 1999, the Coso partnerships adopted a new basis of accounting and, accordingly, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and therefore is not comparable. The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based on their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro-rata basis.

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

(g) Reflects non-recognition of operating revenues for the period November 1, 2000 through March 26, 2001, based on non-collection of amounts due for power generated and sold to Edison.

(h)  Certain   reclassifications  have  been  made  to  the  2000  statement  of operations to conform to the 2001 presentation.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Except for historical financial information contained herein, the matters discussed in this annual report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. ("Funding Corp."), Coso Finance Partners ("the Navy I partnership"), Coso Energy Developers ("the BLM partnership"), and Coso Power Developers ("the Navy II partnerships"), collectively, (the "Coso partnerships") and their respective management. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Southern California Edison, ("Edison"), (iii) the information is of a preliminary nature and may be subject to further adjustment, (iv) risks related to the operation of power plants (v) the impact of avoided cost pricing, (vi) general operating risks, (vii) the dependence on third parties, (viii) changes in government regulation, (ix) the effects of competition, (x) the dependence on senior management, (xi) fluctuations in quarterly results and (xii) seasonality.

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

     Energy payments were fixed for the first ten years of firm operation under each power purchase agreement. After the first ten years of firm operation and until a Coso partnership's power purchase agreement expires, Edison makes energy payments to the Coso partnership based on Edison's avoided cost of energy.
Edison's avoided cost of energy is Edison's cost to generate electricity if Edison were to produce it itself or buy it from another power producer rather than buy it from the Coso partnerships. The power purchase agreement for the Navy I partnership will expire in August 2011, the power purchase agreement for the BLM partnership will expire in March 2019, and the power purchase agreement for the Navy II partnership will expire in January 2010. The fixed energy price period expired in August 1997 for the Navy I partnership, in March 1999 for the BLM partnership and in January 2000 for the Navy II partnership.

     For the year ended December 31, 2001, Edison's annual average avoided cost of energy paid to the Navy I, the BLM and the Navy II Partnerships was 7.5 cents per kWh, which is significantly below the fixed energy prices earned by the partnerships prior to the expiration of the fixed energy price periods of their respective power purchase agreements.

     Edison entered into an agreement ("Agreement") with the Coso partnerships on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement which was amended on November 30, 2001, established May 1, 2002, as the date when the Coso partnerships will begin receiving a fixed avoided cost of energy rate of 5.37 cents per kWh for five (5) years. Subsequent to the five year period, Edison will be required to make energy payments to the Coso partnerships based on it's avoided cost of energy until each partnership's power purchase agreement expires.

     In 1994, the Coso partnerships implemented a steam-sharing program, under the Coso Geothermal Exchange Agreement. The purpose of the steam-sharing program is to enhance the management of the Coso geothermal resource and to optimize the resource's overall benefits to the Coso partnerships by transferring steam among the Coso projects. Under the steam sharing program, the partnership receiving the steam transfer splits revenue earned from electricity generated with the partnership that transferred the steam.

     The Coso partnerships are required to make royalty payments to the U.S. Navy and the Bureau of Land Management. The Navy I partnership pays a royalty for Unit I through reimbursement of electricity supplied to the U.S. Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the U.S. Navy Contract. This formula is largely based upon the tariff rates charged by Edison, which have recently been increased by the California Public Utilities Commission (CPUC). Discussions with the U.S. Navy are continuing to re-adjust the formula to reflect recent activity in the local energy market. In November 2001, a modification to the calculation of the reimbursement pricing formula was made to the U.S. Navy Contract resulting in a reduction of accrued royalties of $6.5 million. For Units 2 and 3, the Navy I partnership's royalty expense paid to the U.S. Navy is a fixed percentage of electricity sales at 15% of revenue received by the Navy I partnership through 2003 and will increase to 20% from 2004 through 2009. In addition, the Navy I partnership is required to pay the U.S. Navy $25.0 million in December 2009, the date their contract expires. The payment is secured by funds placed on deposit monthly, which funds plus accrued interest will aggregate $25.0 million. Currently, the monthly amount to deposit is approximately $.6 million. The BLM partnership pays a 10% royalty to the Bureau of Land Management based on the net value of steam produced. The Navy II partnership pays a royalty to the U.S. Navy based on a fixed percentage of electricity sales to Edison. The royalty rate was 10% of electricity sales through 1999, and increased to 18% for 2000 through 2004 and will increase to 20% from 2005 through the end of the contract term. The Coso partnerships also pay other royalties, at various rates which in the aggregate are not material.

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

     Under the depository agreement with the trustee for the notes, the Coso partnerships established accounts with a depository and pledged those accounts as security for the benefit of the holders of the senior secured notes. All amounts deposited with the depository are, at the direction of the Coso partnerships, invested by the depository in permitted investments. All revenues or other proceeds actually received by the Coso partnerships are deposited in a revenue account and withdrawn upon receipt by the depository of a certificate from the relevant Coso partnerships detailing the amounts to be paid from funds in its respective revenue account.

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with their retail customers that were significantly below the wholesale prices it paid in California. This resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16,
2001 Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the Coso partnerships, pending a permanent solution to its liquidity crisis. This cash flow shortfall has adversely affected Edison's liquidity and in turn it did not pay the Coso partnerships for energy delivered from November 2000 through March 26, 2001. As of December 31, 2001, the Coso partnerships were unable to determine the time frame during which any future payments would be received. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Navy I, BLM and Navy II partnerships had not recognized revenue of $22.0 million, $21.8 million and $22.7 million, respectively, from Edison for Energy delivered during the period January 1, 2001 through March 26, 2001. The provision for doubtful accounts previously recorded as of December 31, 2000 by the Navy I, BLM and Navy II partnerships of $15.2 million, $15.3 million and $15.3 million, respectively, has been reclassified to conform with the 2001 presentation. In addition, the Coso partnerships will not recognize such revenue until payment from Edison is received.

     Pursuant to a CPUC order, Edison resumed making payments to the Coso partnerships beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001, and continues to pay interest on the outstanding amount at 7% per annum. That payment was made pursuant to the Agreement between Edison and the Coso partnerships described above. On March 1, 2002, Edison reached certain financing milestones and paid the Coso partnerships for revenue generated but not recognized for the period November 2000 through March 26, 2001. As such, the Coso partnership will recognize this revenue in the first quarter of 2002.


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

     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso partnership on a stand-alone basis:

                                                 Year Ended December 31,
                                                 -----------------------

     Navy I Partnership                       2001         2000          1999
     (stand alone)                            ----         ----          ----
     Operating capacity factor              108.3%       111.8%         95.4%
     Capacity (MW) (average)                 86.63        89.44         76.34
     kWh produced (000s)                   758,890      785,624       668,388

     BLM Partnership (stand alone)
     Operating capacity factor              102.8%       109.4%        105.0%
     Capacity (MW) (average)                 82.21        87.56         84.00
     kWh produced (000s)                   720,130      769,098       735,840

     Navy II Partnership (stand alone)
     Operating capacity factor              104.9%       111.1%        112.1%
     Capacity (MW) (average)                 83.93        88.88         89.70
     kWh produced (000s)                   735,210      780,709       785,772

     Total energy production for the Navy I partnership was 758.9 million kWh for 2001, as compared to 785.6 million kWh for 2000, a decrease of 3.4%. Total energy production for the BLM partnership was 720.1 million kWh for 2001, as compared to 769.1 million kWh in 2000, a decrease of 6.4%. Total energy production for the Navy II partnership was 735.2 million kWh for 2001, as compared to 780.7 million kWh in 2000, a decrease of 5.8%. These decreases in energy production were primarily due to the deferment of certain capital and maintenance projects by the Coso partnerships, due to non-payment by Edison during the period November 1, 2000 through March 26, 2001. These projects have been resumed as Edison has resumed payment for production starting in late March 2001.

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

Results of Operations for the years ended December 31, 2001, 2000, and 1999.
----------------------------------------------------------------------------

     The following discusses the results of operations of the Coso partnerships for the years ended December 31, 2001, 2000 and 1999 (dollar amounts in tables in thousands, except per kWh data):


Revenue

                                       2001                       2000                         1999
                                       ----                       ----                         ----
                                  $          cents/kWh        $         cents/kWh          $         cents/kWh
                                  -          ---------        -         ---------          -         ---------
Total Operating Revenues
Navy I partnership              53,400          7.0         52,419         6.7           55,666          8.3
BLM partnership                 44,041          6.1         42,174         5.5           49,877          6.8
Navy II partnership             36,389          5.0         43,054         5.5          113,746         14.5

Capacity & Bonus Revenues
Navy I partnership              13,210          1.7         13,429         1.7           13,372          2.0
BLM partnership                 12,908          1.8         13,122         1.7           13,938          1.9
Navy II partnership             12,978          1.8         13,195         1.7           14,018          1.8

Energy Revenues
Navy I partnership              40,190          5.3         38,990         5.0           42,294          6.3
BLM partnership                 31,133          4.3         29,052         3.8           35,939          4.9
Navy II partnership             23,411          3.2         29,859         3.8           99,728         12.7




     Total operating revenues for the Navy II partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $36.4 million for 2001, as compared to $43.1 million in 2000, an decrease of 15.5%. Total energy revenues for the Navy II partnership were $23.4 million for 2001, as compared to $29.9 million in 2000, an decrease of 21.7%. The decreases in total operating revenues and energy revenues for 2001 were primarily due to nonpayment by Edison for three months ended March 31, 2001, as compared to November and December revenues in 2000, resulting from the Edison's liquidity crisis discussed above, partially offset by decreases in steam transfer revenues and the previously discussed decrease in generation.

     Total operating revenues for the Navy I partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $52.4 million for 2000, as compared to $55.7 million in 1999, an decrease of 5.9%. Total energy revenues for the Navy I partnership were $39.0 million for 2000, as compared to $42.3 million in 1999, a decrease of 7.8%. The decreases in total operating revenues and energy revenues for 2000 were primarily due to nonpayment by Edison for November and December revenues in 2000, resulting from the Edison's liquidity crisis, discussed above.

     Total operating revenues for the BLM partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $42.2 million for 2000, as compared to $49.9 million in 1999, an increase of 15.4%. Total energy revenues for the BLM partnership were $29.1 million for 2000, as compared to $35.9 million in 1999, a decrease of 18.9%. The decreases in total operating revenues and energy revenues for 2000 were primarily due to nonpayment by Edison for November and December revenues in 2000, resulting from the Edison's liquidity crisis, discussed above.

     Total operating revenues for the Navy II partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $43.1 million for 2000, as compared to $113.7 million in 1999, a decrease of 62.1%. Total energy revenues for the Navy II partnership were $29.9 million for 2000, as compared to $99.7 million in 1999, a decrease of 70.0%. The Navy II partnerships energy revenues decreased by $69.8 million due to the expiration of the fixed energy price period under the Navy II partnership's power purchase agreement in January 2000 and the receipt of energy payments based on Edison's avoided cost of energy since that time and nonpayment by Edison for November and December revenues in 2000, resulting from Edison's liquidity crisis, discussed above. Until January 2000, and during 1999, the Navy II partnership received approximately 14.5 cents per kWh for energy delivered. Under the avoided cost of energy formula, the Navy II partnership received an average of approximately 6.0 cents per kWh for energy delivered for the period February 2000 to December 2000.


Interest and Other Income

                                       2001                       2000                         1999
                                       ----                       -----                        ----
                                  $          cents/kWh        $         cents/kWh          $         cents/kWh
                                  -          ---------        -         ---------          -         ---------

Navy I partnership               2,928          0.4          2,506         0.3            2,234          0.3
BLM partnership                  3,766          0.5          8,125         1.1            1,066          0.1
Navy II partnership              2,883          0.4          2,868         0.4            2,174          0.3



     The Navy I partnership's interest and other income was $2.9 million in 2001, as compared to $2.5 million in 2000, an increase of 16.0%. The increase was primarily due to interest on amounts in arrears owed by Edison in 2001. The BLM partnership's interest and other income was $3.8 million in 2001, as compared to $8.1 million in 2000, a decrease of 53.1%. This decrease was primarily due to legal settlements paid during 2000, of $6.1 million from Dow Chemical Company and $600,000 for legal fees related to the Edison litigation, partially offset by an increase in interest income on amounts in arrears owed by Edison in 2001.

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

Edison Legal Expenses and Settlement Costs


                                       2001                       2000                         1999
                                       ----                       ----                         ----
                                  $          cents/kWh        $         cents/kWh          $         cents/kWh
                                  -          ---------        -         ---------          -         ---------

Navy I partnership                --            0.0           --           0.0            2,373          0.4
BLM partnership                   --            0.0           --           0.0            4,169          0.6
Navy II partnership               --            0.0           --           0.0            5,819          0.7


     Edison legal expenses and settlement costs decreased in 2000 for the Navy I, BLM and Navy II partnerships by $2.4 million, $4.2 million and $5.8 million, respectively. The changes for 2000 resulted from, among other expenses, an accrued settlement obligation with Edison.



Plant Operations


                                       2001                       2000                         1999
                                       ----                       ----                         ----
                                  $          cents/kWh        $         cents/kWh          $         cents/kWh
                                  -          ---------        -         ---------          -         ---------

Navy I partnership               9,010          1.2          8,609         1.1           10,017          1.5
BLM partnership                 10,221          1.4         12,008         1.6           15,568          2.1
Navy II partnership              9,679          1.3          9,409         1.2           10,873          1.4


     The BLM partnership's operating expenses, including operating and general and administrative expenses were $10.2 million in 2001, as compared to $12.0 million in 2000, a decrease of 15.0%. The decrease in operating expenses for 2001 as compared to 2000, was primarily due to a reduction in current property taxes by an offset of a partial refund of an appealed amount and lower well maintenance and workover costs during 2001.

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



Royalty Expenses


                                       2001                       2000                         1999
                                       ----                       ----                         ----
                                  $          cents/kWh        $         cents/kWh          $         cents/kWh
                                  -          ---------        -         ---------          -         ---------

Navy I partnership               9,950          1.3         10,921         1.4           10,157          1.5
BLM partnership                  5,203          0.7          4,045         0.5            3,148          0.4
Navy II partnership              9,377          1.3         10,104         1.3           12,077          1.5

     The Navy I partnership's royalty expenses were $10.0 million for 2001, as compared to $10.9 million in 2000, a decrease of 8.3%. The decrease was primarily due to a $6.5 million royalty reimbursement resulting from the modification to the calculation of the Unit 1 royalty reimbursement pricing formula. The decrease was partially offset by higher royalty charges due to increased energy revenues caused by the increase in the average avoided cost of energy from 5.8 cents per kWh in 2000, to 7.5 cents per kWh in 2001. The BLM partnership's royalty expenses were $5.2 million for 2001, as compared to $4.0 million in 2000, an increase of 30.0%. The increase was due to an increase in energy revenues caused by the increase in the average avoided cost of energy from 5.8 cents per kWh in 2000, to 7.5 cents per kWh in 2001. The Navy II partnership's royalty expenses were $9.4 million for 2001, as compared to $10.1 million in 2000, a decrease of 6.9%. The decrease was due to a decrease in internally-produced steam over the same period in 2000.

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


Depreciation and Amortization


                                       2001                       2000                         1999
                                       ----                       ----                         ----
                                  $          cents/kWh        $         cents/kWh          $         cents/kWh
                                  -          ---------        -         ---------          -         ---------

Navy I partnership              10,222          1.3          9,594         1.2            9,582          1.4
BLM partnership                 15,972          2.2         15,361         2.0           15,649          2.1
Navy II partnership             15,352          2.1         15,070         1.9           14,808          1.9

     The Navy I partnership's depreciation and amortization expense was $10.2 million for 2001, as compared to $9.6 million in 2000, an increase of 6.3%. The Navy I Partnership's increase in depreciation and amortization expense for 2001, as compared to the same period in 2000, was primarily due to an increase in capitalized assets in 2001.


Interest Expense

                                       2001                       2000                         1999
                                       ----                       ----                         ----
                                  $          cents/kWh        $         cents/kWh          $         cents/kWh
                                  -          ---------        -         ---------          -         ---------

Navy I partnership              11,732          1.5         12,493         1.6            9,611          1.4
BLM partnership                  8,958          1.2          9,174         1.2            7,310          1.0
Navy II partnership              8,127          1.1          9,130         1.2            9,937          1.3


     The Navy I partnership's interest expense was $11.7 million for 2001, as compared to $12.5 million in 2000, a decrease of 6.4%. The Navy II partnership's interest expense was $8.1 million for 2001, as compared to $9.1 million in 2000, a decrease of 11.0%. These decreases in interest expense for 2001, as compared to the same period in 2000, were due to reductions in the principal amount of the project loan from Funding Corp.

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


Liquidity and Capital Resources

     Each of the Navy I partnership, the BLM partnership and the Navy II partnership derive substantially all of their cash flow from Edison under their power purchase agreements and from interest income earned on funds on deposit. As of December 2001, the 6.8% notes were repaid, subsequently leaving the Coso partnerships with more cash flow annually. The Coso partnerships have used their cash primarily for capital expenditures for power plant improvements, resource and operating costs, distributions to partners and payments with respect to the project debt.

     The Coso partnerships ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements. Edison's shortfall in collections, coupled with its near term capital requirements, materially and adversely affected its liquidity. In resolution of that issue, Edison settled with the CPUC on October 2, 2001, enabling it to recover in retail electric rates its historical shortfall in electric purchase costs. Immediately after this settlement, Edison and each of the Coso partnerships entered into an amendment of their respective Agreement (referenced above) pertaining to partial payment and interest payments relating to Edison's past due obligations for the period from November 2000 through March 26, 2001. The Agreement, as amended, was approved by CPUC in January of 2002, and established the fixed energy rates discussed above and set payment terms for the past due amounts owed to the Coso partnerships by Edison. It is anticipated that these recent arrangements will eliminate some of the uncertainty of collection of amounts owed to the Navy I, BLM and Navy II partnerships of $37.3 million, $37.1 million, and $38.0 million, respectively, for electricity delivered from November 2000 through March 26, 2001 and forward. Edison's failure to pay its future obligations may have a material adverse effect on the Coso partnership's ability to make debt service payments to Funding Corp. as they come due under the Funding Corp. notes. Current year cash flow from operations was sufficient to fully retire the $110 million senior secured note that came due on December 15, 2001.

     On March 1, 2002, Edison reached certain financing milestones and paid the Coso partnerships for revenue generated but not recognized for the period November 2000 through March 26, 2001. As such, the Coso partnerships will recognize this revenue in the first quarter of 2002.

     The following table sets forth a summary of each Coso partnership's cash flows for the years ended December 31, 2001, December 31, 2000, and December 31, 1999.

                                                                 2001            2000            1999
                                                                 ----            ----            ----
Navy I partnership (stand alone)
 Net cash provided by operating activities                    $ 17,112        $ 29,168        $ 24,388
 Net cash provided by (used in) investing activities             1,235          (1,638)        (24,094)
 Net cash provided by (used in) financing activities           (21,589)       ( 31,845)          7,527
                                                              --------        --------        --------
      Net change in cash and cash equivalents                 $ (3,242)       $ (4,315)       $  7,821
                                                              ========        ========        ========

BLM partnership (stand alone)
 Net cash provided by operating activities                    $ 24,855        $ 32,916        $ 29,806
 Net cash (used in) investing activities                        (2,564)         (6,986)        (16,699)
 Net cash (used in) financing activities                       (28,153)        (26,491)        ( 6,684)
                                                              --------        --------        --------
      Net change in cash and cash equivalents                 $ (5,862)       $   (561)       $  6,423
                                                              ========        ========        ========

Navy II partnership (stand alone)
 Net cash provided by operating activities                    $ 18,634        $ 37,019        $ 74,802
 Net cash provided by (used in) investing activities             4,421          42,424         (58,752)
 Net cash (used in) financing activities                       (30,796)        (77,722)        (10,848)
                                                              --------        --------        --------
      Net change in cash and cash equivalents                 $ (7,741)       $  1,721        $  5,202
                                                              ========        ========        ========



     The Navy I partnership's cash flows from operating activities decreased by $12.1 million in 2001 as compared to 2000, primarily due to increases in accounts receivable and related parties receivables.

     Cash from investing activities at the Navy I partnership increased by $2.9 million in 2001 as compared to 2000, primarily due to a decreases in capital expenditures in 2001.

     The Navy I partnership's cash flows used in financing activities decreased by $10.3 million in 2001 as compared to 2000, primarily due to a decrease in the payment amount on the project loan from Funding Corp., and a reduction in the distributions paid in 2001.

     The BLM partnership's cash flows from operating activities decreased by $8.1 million in 2001 as compared to 2000, primarily due to an increase in accounts receivable, partially offset by increases in related parties payables.

     Cash used in investing activities at the BLM partnership decreased by $4.4 million in 2001 as compared to 2000, primarily due to a decrease in restricted cash requirements associated with the project loan from Funding Corp., partially offset by an increase in capital expenditures in 2001.

     The BLM partnership's cash used in financing activities increased by $1.7 million in 2001 as compared to 2000, primarily due to an increase in distributions in 2001, partially offset by lower repayments of the project loan from Funding Corp.

     The Navy II partnership's cash flows from operating activities decreased by $18.4 million in 2001 as compared to 2000, primarily due to the increase in account receivable, partially offset by an increase in amounts due to related parties.

     Cash flows from investing activities at the Navy II partnership decreased by $38.0 million in 2001 as compared to 2000, primarily due to lower repayments of the project loan from Funding Corp., and decreases in 2001 capital expenditures.

     The Navy II partnership's cash used in financing activities decreased by $46.9 million in 2001 as compared to 2000, primarily due to lower repayments of the project loan from Funding Corp.

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

     * In light of the uncertainty of the California energy market, Edison's financial viability is uncertain. If Edison were to enter into bankruptcy proceedings, the power purchase contracts could be amended and any accounts receivable from Edison could be reduced or eliminated;

     *    The Coso geothermal resource could be interrupted or unavailable;

     *    Operating costs could increase;

     *    Changes  in  the  regulatory   structure   which  govern  the  current
          operations of the Coso partnerships.

     *    Competition may lead to an accelerated depletion of the resource;

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

Item 8.  Financial Statements and Supplementary Data.

                        CAITHNESS COSO FUNDING CORP. AND
                          COSO OPERATING PARTNERSHIPS

                                      Index


Caithness Coso Funding Corp:
----------------------------
KPMG LLP Independent Auditors' Report                          F-1
Balance Sheet as of December 31, 2001 and 2000                 F-2
Statement of Income for the years ended
     December 31, 2001, 2000 and 1999                          F-3
Statement of Cash Flows for the years
     ended December 31, 2001, 2000 and 1999                    F-4
Notes to Financial Statements                                  F-5

Coso Finance Partners:
----------------------
KPMG LLP Independent Auditors' Report                          F-6
Balance Sheets as of December 31, 2001 and 2000                F-7
Statements of Operations for the twelve-months
    ended December 31, 2001 and 2000, two-months
    ended February 28, 1999, ten-months ended
    December 31, 1999 and twelve-months ended
    December 31, 1999                                          F-8
Statements of Partners'  Capital for the years
    ended December 31, 2001, 2000 and 1999                     F-9
Statements of Cash Flows for the twelve-months
    ended December 31, 2001 and 2000, two-months
    ended February 28, 1999, ten-months ended
    December 31, 1999,and twelve-months ended
    December 31, 1999                                          F-10
Notes to Financial Statements                                  F-11

Coso Energy Developers:
-----------------------
KPMG LLP Independent Auditors' Report                          F-12
Balance Sheets as of December 31, 2001 and 2000                F-13
Statements of Operations for the twelve-months ended
    December 31, 2001 and 2000, two-months
    ended February 28, 1999, ten-months ended
    December 31, 1999, twelve-months ended
    December 31, 1999                                          F-14
Statements of Partners' Capital for the years
    ended December 31, 2001, 2000 and 1999                     F-15
Statements of Cash Flows for the twelve-months
    ended December 31, 2001 and 2000, two-months
    ended February 28, 1999 ten-months ended
    December 31, 1999, twelve-months ended
    December 31, 1999                                          F-16
Notes to Financial Statements                                  F-17

Coso Power Developers:
----------------------
KPMG LLP Independent Auditors' Report                          F-18
Balance Sheets as of December 31, 2001 and 2000                F-19
Statements of cash flows for the twelve-months
    ended December 31, 2001 and 2000, two-months
    ended February 28, 1999, ten-months ended
    December 31, 1999, twelve-months ended
    December 31, 1999                                          F-20
Statements of Partners' Capital for the years
    ended December 31, 2001, 2000 and 1999                     F-21
Statements of Cash Flows for the twelve-months
    ended December 31, 2001 and 2000, two-months
    ended February 28, 1999 ten-months ended
    December 31, 1999, twelve-months ended
    December 31, 1999                                          F-22
Notes to Financial Statements                                  F-23


Supplemental Unaudited Condensed quarterly
    Financial information for 2000 and 1999                    F-24



Coso Partnerships:
------------------
Supplemental Condensed Combined Financial
     Information for Coso Partnerships:
Unaudited Condensed Combined Balance Sheets as
    of December 31, 2001 and 2000                              F-25
Unaudited Condensed Combined Statements of
    Operations for the  twelve-months ended
    December 31, 2001 and 2000, two-months ended
    February 28, 1999, ten-months ended
    December 31, 1999, twelve months ended
    December 31, 1999                                          F-26
Unaudited Condensed Combined Statements of
    Cash Flows for the twelve-months ended
    December 31, 2001 and 2000, two months ended
    February 28, 1999, ten-months ended
    December 31, 1999, twelve-months ended
    December 31, 1999                                          F-27
Notes to the Unaudited Condensed Combined
    Financial Statements                                       F-28

                          Independent Auditors' Report



The Partners
Caithness Coso Funding Corp.:


We have audited the accompanying balance sheets of Caithness Coso Funding Corp. as of December 31, 2001 and 2000, and the related statements of income and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caithness Coso Funding Corp. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


March 1, 2002



/s/KPMG LLP
-----------
   KPMG LLP

                                               CAITHNESS COSO FUNDING CORP.

                                                      Balance Sheets

                                                December 31, 2001 and 2000

                                                  (Dollars in thousands)


                  Assets                                                    2001                  2000
                                                                        -------------         -------------

Accrued interest receivable                                         $        1,225                 1,286
Project loan to Coso Finance Partners                                      122,550               134,984
Project loan to Coso Energy Developers                                      96,250               100,907
Project loan to Coso Power Developers                                       84,200                94,176
                                                                        -------------         -------------

                 Total assets                                       $      304,225               331,353
                                                                        =============         =============
                     Liabilities and Stockholders Equity
Senior secured notes:
     Accrued interest payable                                       $        1,225                 1,286
     6.8% notes due December 15, 2001                                          --                 27,067
     9.05% notes due December 15, 2009                                     303,000               303,000
                                                                        -------------         -------------

                 Total liabilities                                         304,225               331,353

Stockholders  equity (note 5)                                                  --                    --
                                                                        -------------         -------------

                 Total liabilities and stockholders  equity         $      304,225               331,353
                                                                        =============         =============


See accompanying notes to financial statements.

                                         CAITHNESS COSO FUNDING CORP.

                                              Statements of Income

                                 Years ended December 31, 2001, 2000 and 1999

                                              (Dollars in thousands)

                                                                            2001                  2000                  1999
                                                                        -------------         -------------       -------------

Revenue:
     Interest income                                                $       28,820                30,799                20,491

Expense:
     Interest expense                                                      (28,820)              (30,799)              (20,491)
                                                                        -------------         -------------       -------------

Net income                                                          $          --                    --                    --
                                                                        =============         =============       =============

See accompanying notes to financial statements.


                                              CAITHNESS COSO FUNDING CORP.

                                                Statements of Cash Flows

                                      Years ended December 31, 2001, 2000 and 1999

                                                 (Dollars in thousands)


                                                                            2001                  2000                  1999
                                                                        -------------         -------------       -------------

Cash flows from investing activities                                $       27,128                83,039              (414,392)
                                                                        -------------         -------------       -------------

Cash flows from financing activities                                       (27,128)              (83,039)              414,392
                                                                        -------------         -------------       -------------

                 Net changes in cash                                           --                    --                    --

Cash at beginning of year                                                      --                    --                    --
                                                                        -------------         -------------       -------------

Cash at end of year                                                 $          --                    --                    --
                                                                        =============         =============       =============
Supplemental cash flow disclosures:
     Interest paid                                                  $       28,881                30,905                20,491
                                                                        =============         =============       =============

See accompanying notes to financial statements.

                          CAITHNESS COSO FUNDING CORP.

                          Notes to Financial Statements

                        December 31, 2001, 2000 and 1999

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

     On May 28,  1999,  Funding  Corp.  sold  $413,000  of Notes  (see  note 4).
     Pursuant to separate credit agreements between Funding Corp. and each partnership (Credit Agreements), the net proceeds from the offering of the Notes were loaned to the Partnerships. Payment of the Notes is provided for by payments made by the Partnerships under their respective project loans (see note 3). Funding Corp. has no material assets, other than the project loans, and does not conduct any operations apart from issuing the Notes and making the project loans to the Partnerships.

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

     Fair Value of Financial Instruments

     Based on quoted market rates of the Notes, the fair value of the project loans and underlying Notes as of December 31, 2001 and 2000 is $-0- and $26,796, respectively, for the Notes maturing in 2001, and $303,000 and $322,979, respectively, for the Notes maturing in 2009.

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended SFAS No. 133 and addressed certain implementation issues. SFAS No. 133, as amended, requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Funding Corp. does not have any derivative instruments and therefore the adoption in 2001 of SFAS No. 133, as amended, will not have any effect on Funding Corp.'s financial statements.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121 and, subsequently, SFAS No. 144 after its adoption.

     Funding Corp. adopted the provisions of SFAS No. 141 as of July 1, 2001, and Funding Corp.'s management is in the process of evaluating the impact of SFAS No.142 and believes there is no material impact to Funding Corp.'s financial statements.

     In October 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and replaces SFAS No. 121 and provisions of APB Opinion No.30 for the disposal of segments of a business. SFAS No. 144 creates one accounting model, based on the framework established in SFAS No. 121 to be applied to all long-lived assets including discontinued operations. Funding Corp. is required to adopt SFAS No. 144 on January 1, 2002, and believes there will be no material effect on Funding Corp.'s financial statements.

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

(4)  Senior Secured Notes

     On May 28, 1999, Funding Corp. completed a $413,000 underwritten public debt offering consisting of $110,000 6.8% Notes due 2001 and $303,000 9.05% Notes due 2009. The Notes were issued under an indenture dated as of May 28, 1999 between Funding Corp. and the trustee, U.S. Bank Trust NA. Payment of the Notes is provided for by payments to be made by the Partnerships on their respective project loans (see note 3). Interest is payable each June 15 and December 15.

     The annual maturity of the Notes for each year ending December 31 is as follows:

               Year ending December 31                 Amount
               -----------------------           -------------------
                       2002                  $            21,771
                       2003                               27,618
                       2004                               31,332
                       2005                               35,480
                       2006                               38,286
                       Thereafter                        148,513
                                                --------------------
                                             $           303,000
                                                ====================

     The Note indentures contain certain restrictive covenants that, among other things, limit the ability to incur additional indebtedness, release funds from reverse accounts, make distributions, create loans, and enter into any transaction, merger, or consolidation.

(5)  Stockholders' Equity

     Funding Corp. is authorized to issue 1,000 shares of common stock, one cent par value per share. Upon incorporating in 1999, Funding Corp. issued 100 common shares to CFP, CED, and CPD.

(6)  Risks and Uncertainties

     The Partnerships future results of operations involve a number of risks and uncertainties. Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have led to significant increases in wholesale electricity prices in California. Southern California Edison (Edison) is the only customer of the Partnerships. During those periods, Edison had fixed tariffs with its retail customers that were significantly below the wholesale prices it paid in California. That resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payment for energy provided, including the energy provided by the Partnerships, pending a permanent solution to its liquidity crisis. Subsequently, pursuant to a California Public Utilities Commission
     (CPUC) order, Edison resumed making payments to the Partnerships beginning with power generated on March 27, 2001. Edison also made payments equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001, and continues to pay interest on the outstanding amount at 7% per annum. That payment was made pursuant to an agreement (the Agreement) with Edison entered into on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001 and received CPUC approval in January 2002, established May 1, 2002 as the date when the Partnerships will begin receiving a fixed avoided cost of energy rate of
     5.37 cents per kwh for five (5) years. Subsequent to the five-year period, Edison will be required to make energy payments to the Partnerships based on its avoided cost of energy until their respective power purchase agreement expires. Beyond the five-year period, the Partnerships cannot predict the likely level of avoided cost of energy prices under their respective power purchase contract and, accordingly, the revenues generated by the Partnerships could fluctuate significantly.

     As of December 31, 2001, the Partnerships were unable to determine the time frame during which any future payments would be recieved. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Partnerships have not recognized revenue from Edison for energy delivered during the period January 1, 2001 through March 26, 2001. The partnerships will not recognize this revenue until paymemt from Edison is recieved (see note 7)

(7)  Subsequent Event

     On March 1, 2002, Edison reached certain financing milestones and paid the Partnerships for revenue generated but not recognized for the November 2000 through March 26, 2001. As such, the Partnerships will recognize this revenue in the first quarter of 2002.

                           Independent Auditors' Report



The Partners and Management Committee
Coso Finance Partners:


We have audited the accompanying balance sheets of Coso Finance Partners as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2000 and 1999 financial statements referred to above present fairly, in all material respects, the financial position of Coso Finance Partners as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


March 1, 2002




/s/  KPMG LLP
-------------
     KPMG LLP


                                             COSO FINANCE PARTNERS

                                                 Balance Sheets

                                            December 31, 2001 and 2000

                                            (Dollars in thousands)


                Assets                                                      2001                  2000
                                                                        -------------         -------------

Cash and cash equivalents                                           $          264                 3,506
Restricted cash and investments (note 2)                                    21,325                22,996
Accounts receivable, net (note 2)                                            3,454                   521
Prepaid expenses and other assets                                              650                   809
Amounts due from related parties  (note 8)                                   9,362                 1,960
Property, plant, and equipment,  net (notes 3 and 5)                       140,437               149,076
Investment in New CLPSI Company, LLC (note 4)                                4,005                 4,072
Power purchase contract, net (note 3)                                       11,093                12,240
Deferred financing costs, net (note 2)                                       2,524                 3,229
                                                                        -------------         -------------

                 Total assets                                       $      193,114               198,409
                                                                        =============         =============
                       Liabilities and Partners'  Capital

Accounts payable and accrued liabilities (note 6)                   $       17,578                15,857
Amounts due to related parties (note 8)                                        561                   697
Project loans (note 7)                                                     122,550               134,984
                                                                        -------------         -------------

                 Total liabilities                                         140,689               151,538

Commitments and contingencies (notes 6, 7, and 9)

Partners'  capital                                                          52,425                46,871
                                                                        -------------         -------------

                 Total liabilities and partners'  capital           $      193,114               198,409
                                                                        =============         =============

See accompanying notes to financial statements.


                                                           COSO FINANCE PARTNERS

                                                         Statements of Operations

                                           Years ended December 31, 2001, 2000, and 1999 (note 3)

                                                          (Dollars in thousands)


                                            Twelve months    Twelve months    Two months       Ten months      Twelve months
                                               ended            ended           ended            ended            ended
                                            December 31,     December 31,    February 28,     December 31,     December 31,
                                               2001             2000            1999             1999             1999
                                           --------------  --------------   --------------   --------------   --------------
                                                                             (old basis)      (new basis)
Revenue:
   Energy revenues (notes 2, 8, and 10)   $    40,190           38,990           8,098           34,196          42,294
   Capacity payments                           13,210           13,429             474           12,898          13,372
   Interest and other income                    2,928            2,506             824            1,410           2,234

                                           --------------  --------------   --------------   --------------   --------------

                 Total revenue                 56,328           54,925           9,396           48,504          57,900
                                           --------------  --------------   --------------   --------------   --------------

Operating expenses:
   Plant operating expenses                     9,010            8,609           2,556            7,461          10,017
   Royalty expense (note 6)                     9,950           10,921             987            9,170          10,157
   Depreciation and amortization               10,222            9,594           1,604            7,978           9,582
   Edison legal expenses and
        settlement costs (note 9)                 --               --              569            1,804           2,373
                                           --------------  --------------   --------------   --------------   --------------

                 Total operating expenses      29,182           29,124           5,716           26,413          32,129
                                           --------------  --------------   --------------   --------------   --------------

                 Operating income              27,146           25,801           3,680           22,091          25,771
                                           --------------  --------------   --------------   --------------   --------------
Other expenses:
   Interest expense                            11,732           12,493             645            8,966           9,611
   Interest expense - acquisition debt            --               --              --             1,962           1,962
   Costs related to acquisition debt              --               --              --             1,611           1,611
   Amortization on deferred financing             705              520              18              373             391
                                           --------------  --------------   --------------   --------------   --------------

                 Total other expenses          12,437           13,013             663           12,912          13,575
                                           --------------  --------------   --------------   --------------   --------------

                 Income before
                    extraordinary item         14,709           12,788           3,017            9,179          12,196

Extraordinary item - loss on
   extinguishment of debt (note 7)                --               --              --             2,375           2,375
                                           --------------  --------------   --------------   --------------   --------------

              Net income                  $    14,709           12,788           3,017            6,804           9,821
                                           ==============  ==============   ==============   ==============   ==============

See accompanying notes to financial statements.


                                                   COSO FINANCE PARTNERS

                                              Statements of Partners' Capital

                                  Years ended December 31, 2001, 2000, and 1999 (note 3)

                                                  (Dollars in thousands)


                                        Coso Finance Partners                    Coso Finance Partners II
                                  --------------------------------          ----------------------------------

                                                                                       China Lake
                                              China Lake       New        ESCA II      Geothermal
                                   ESCA       Operating       CLOC,       Limited      Management       New
                                   LLC       Company, Inc.     LLC       Partnership  Company, Inc.    CLGMC       Total
                                 ----------  ------------- ----------  -------------- -------------  --------     --------

Balance at December 31, 1998     $  66,918      62,272           --         11,214         9,529           --      149,933

Transfer of capital                    --      (62,272)       62,272           --         (9,529)        9,529         --

Combination reclassifications       11,214         --          9,529       (11,214)          --         (9,529)        --

Net income                           5,264         --          4,557           --            --            --        9,821

Effect of purchase accounting          --          --         (6,935)          --            --            --       (6,935)

Distributions to partners          (55,453)        --        (48,004)          --            --            --     (103,457)
                                 ----------  -------------  ----------  ------------  -------------  ----------  ---------

Balance at December 31, 1999        27,943         --         21,419           --            --            --       49,362

Net income                           6,854         --          5,934           --            --            --       12,788

Distributions to partners           (8,190)        --         (7,089)          --            --            --      (15,279)
                                 ----------  -------------  ----------  ------------  -------------  ----------  ---------

Balance at December 31, 2000        26,607         --         20,264           --            --            --       46,871

Net income                           7,884         --          6,825           --            --            --       14,709

Distributions to partners           (4,907)        --         (4,248)          --            --            --       (9,155)
                                 ----------  -------------  ----------  ------------  -------------  ----------  ---------

Balance at December 31, 2001     $  29,584         --         22,841           --            --            --       52,425
                                 ==========  =============  ==========  ============  =============  ==========  =========

See accompanying notes to financial statements.


                                                  COSO FINANCE PARTNERS

                                                Statements of Cash Flows

                                 Years ended December 31, 2001, 2000, and 1999 (note 3)

                                                 (Dollars in thousands)


                                                     Twelve months   Twelve months    Two months     Ten months    Twelve months
                                                         ended           ended          ended          ended           ended
                                                     December 31,    December 31,    February 28,   December 31,    December 31,
                                                         2001            2000            1999           1999            1999
                                                     -------------  --------------   -------------- --------------  --------------
                                                                                      (old basis)      (new basis)

Cash flows from operating activities:
  Net income                                         $  14,709          12,788            3,017          6,804         9,821
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                    10,222           9,594            1,604          7,978         9,582
       Amortization of deferred financing costs            705             520               18            373           391
       Write-off of deferred financing costs               --              --               --             177           177
       Changes in operating assets and liabilities:
         Accounts receivable, prepaid
         expenses, and other assets                     (2,774)          4,304            1,015           (994)           21
         Investment in New CLPSI Company, LLC               67             140               19            (92)          (73)
         Accounts payable and accrued liabilities        1,721            (859)             378          4,253         4,631
         Amounts due from related parties               (7,402)          2,548           (1,751)         1,025          (726)
         Amounts due to related parties                   (136)            133              594            (30)          564
                                                      -----------  --------------  -------------- --------------  --------------
              Net cash provided by
                operating activities                    17,112          29,168            4,894         19,494        24,388
                                                      -----------  --------------  -------------- --------------  --------------

Cash flows from investing activities:
    Capital expenditures                                  (436)         (3,643)            (571)        (5,904)       (6,475)
    Decrease (increase) in restricted cash               1,671           2,005             (194)       (17,425)      (17,619)
                                                      -----------  --------------  -------------- --------------  --------------
              Net cash provided by (used in)
                investing activities                     1,235          (1,638)            (765)       (23,329)      (24,094)
                                                      -----------  --------------  -------------- --------------  --------------
Cash flows from financing activities:
    Distributions to partners                           (9,155)        (15,279)              --       (103,457)     (103,457)
    Increase in project financing debt                     --              --                --        151,550       151,550
    Repayment of project financing loans               (12,434)        (16,566)              --        (40,566)      (40,566)
                                                      -----------  -------------   -------------- --------------  --------------
              Net cash (used in) provided by
                financing activities                   (21,589)        (31,845)              --          7,527         7,527
                                                      -----------  --------------  -------------- --------------  --------------
              Net change in cash and
                cash equivalents                        (3,242)         (4,315)           4,129          3,692         7,821

Cash and cash equivalents at beginning of year           3,506           7,821              --           4,129           --
                                                      -----------  --------------  -------------- --------------  --------------

Cash and cash equivalents at end of year             $     264           3,506            4,129          7,821         7,821
                                                      ===========  ==============  ============== ==============  ==============

Supplemental cash flow disclosure:
    Cash paid for interest                           $  11,763          12,532              --          10,694        10,694
                                                      ===========  ==============  ============== ==============  ==============


Schedule of noncash investing activities
    as a result of purchase:
      Fair value of power purchase contract                --              --               --          14,344        14,344
      Reduction in property, plant, and equipment          --              --               --         (24,316)      (24,316)
      Net increase in other assets                         --              --               --           3,733         3,733
      Liabilities assumed                                  --              --               --            (696)         (696)
                                                      -----------  --------------  -------------- --------------  --------------
              Reduction in partners'  capital        $     --              --               --          (6,935)       (6,935)
                                                      ===========  ==============  ============== ==============  ==============

See accompanying notes to financial statements.


                              COSO FINANCE PARTNERS

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999

                             (Dollars in thousands)




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

     CFP acquired the assets and assumed the liabilities of CLJV insofar as they related to the first turbine generator set of the power plant and the related geothermal resources. CFP II acquired the assets and assumed the liabilities of CLJV insofar as they related to the second and third turbine generator sets, together with the related geothermal resources. The three turbine generators that comprise the power plant have the capacity to produce an aggregate of approximately 80 NMWs. CFP and CFP II were formed as separate entities in order to facilitate bank financing of the completed power plant and power plants under construction, respectively. In 1988, CFP II assigned its assets and liabilities to CFP in exchange for a royalty of 5% of the value of the steam produced.

     In May of 1999, CFP merged with CFP II, with CFP surviving as a general partnership owned by ESCA LLC (ESCA) and New CLOC Company, LLC (New CLOC), both Delaware limited liability companies. CFP and CFP II were general partnerships between China Lake Operating Company (CLOC), a Delaware corporation wholly owned by CalEnergy Company, Inc. (CalEnergy), now known as MidAmerican Energy Holding Company, and ESCA, and China Lake Geothermal Management Company (CLGMC), a Delaware corporation wholly owned by CalEnergy, and ESCA II Limited Partnership (ESCA II), respectively. ESCA was a California limited liability company owned by Caithness Geothermal 1980, Ltd., Caithness Power, L.L.C., and ESI Geothermal, Inc. (ESI) (a subsidiary of FPL Group, Inc.). ESCA II was a California limited partnership among Caithness Geothermal 1980, Ltd., Mojave Power II, Inc., and ESI Geothermal II, Inc. (a subsidiary of FPL Group, Inc.).

     On February 25, 1999, Caithness Acquisition Company, LLC (CAC), a wholly owned subsidiary of Caithness Energy, LLC and an affiliate of ESCA and ESCA II, purchased all of CalEnergy's interest in CLOC and CLGMC (see note 3) and formed two wholly owned subsidiaries, New CLOC, a Delaware limited liability company, and New CLGMC Company (New CLGMC), a Delaware limited liability company. In May of 1999, ESCA II merged into ESCA, and New CLGMC merged into New CLOC. In October 1999, CAC purchased all of ESI's interest in ESCA and ESCA II. The new managing partner of CFP became New CLOC.

     The Partnership sells all electricity produced to Southern California Edison (Edison) under a 24-year power purchase contract (PPC) expiring in 2011. Under the terms of the PPC, Edison makes payments to CFP as follows:

* Contractual payments for energy delivered, which payments escalated at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). After the scheduled energy price period, the energy payment adjusted to the actual avoided energy cost experienced by Edison. In August 1997, the Partnership completed the first ten-year period. At that time, Edison ceased paying the scheduled energy rates. For the years ended December 31, 2001, 2000, and 1999, Edison's average avoided cost of energy was 7.46, 5.80, and 3.13 cents per kilowatt (kWh), respectively. Edison entered into an agreement (the Agreement) with the Partnership on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date when the Partnership will begin receiving a fixed avoided-cost-of-energy rate of 5.37 cents per kWh for five (5) years. Subsequent to the five-year period, Edison will be required to make energy payments to the Partnership based on its avoided cost of energy until its PPC expires. Beyond the five-year period, the Partnership cannot predict the likely level of avoided cost of energy prices under the PPC and, accordingly, the revenues generated by the Partnership could fluctuate significantly:

* Capacity payments which remain fixed over the life of the PPC to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the PPC; and

* Bonus payments to the extent that actual energy delivered exceeds 85% of the plant capacity stated in the PPC. In 2001, 2000, and 1999, the bonus payments aggregated $2,237, $2,250, and $1,345, respectively.

     CalEnergy served as the operator for CFP, maintaining the accounting records and operating the plant day to day, until February 1, 1999, at which time Coso Operating Company LLC (COC), a Delaware limited liability company, became operator pursuant to certain operations and maintenance agreements with CLOC, the managing general partner. COC was a wholly owned subsidiary of CalEnergy until February 25, 1999, when CalEnergy assigned all of its interest and rights in COC to CAC, which became manager and sole member.

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

(2)  Summary of Significant Accounting Policies

     Accounts Receivable and Revenue Recognition

     Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under the PPC. In addition, the U.S. Navy
     (Navy) reimburses CFP for electricity paid on their behalf (see note 6). As of December 31, 2001 and 2000, the balance due from the Navy was $1,218 and $477, respectively.

     Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Revenue was recognized based on the payment rates scheduled in CFP's PPC with Edison through August 1997. From August 1997 through May 1, 2002, and subsequent to the five-year period stated in the Agreement, revenue is recognized based on Edison's avoided energy cost until the Partnership's PPC expires.

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with their retail customers that were significantly below the wholesale prices it paid in California. That resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the
     Partnership, pending a permanent solution to its liquidity crisis. Subsequently, pursuant to a California Public Utilities Commission (CPUC) order, Edison resumed making payments to the Partnership beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001, and continues to pay interest on the outstanding amount at 7% per annum. That payment was made pursuant to the Agreement between Edison and the Partnership described in note 1. The Agreement as amended, which received CPUC approval in January of 2002, established the fixed energy rates discussed above and set payment terms for past due amounts owed to the Partnership by Edison. As of December 31, 2001, the Partnership was unable to determine the time frame during which any future payments would be received. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Partnership had not recognized revenue of $22,019 from Edison for energy delivered during the period January 1, 2001 through March 26, 2001. The provision for doubtful accounts previously recorded as of December 31, 2000 of $15,234 has been reclassified to conform with the 2001 presentation. In addition, the Partnership will not recognize this revenue until payments from Edison are received (see note 10).

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

     Wells and Resource Development Costs

     The Partnership follows the full-cost method of accounting for costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs, the cost of drilling and equipping production wells, and administrative and interest costs directly attributable to the project, are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are ten years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Deferred Plant Overhaul Costs and Well Rework Costs

     Plant overhaul costs are deferred and amortized over the estimated period between overhauls, as these costs extend the useful life of the respective assets. These deferred costs of $490 and $497 at December 31, 2001 and 2000, respectively, are included in property, plant, and equipment. Currently, plant overhauls are amortized over three to four years from the point of completion.

     Production and injection rework costs are expensed as incurred. For the years ended December 31, 2001, 2000, and 1999, such costs were $561, $42, and $47, respectively.

     Reclassifications

     Certain reclassifications have been made to the 2000 balance sheet and the 2000 and 1999 statements of operations and cash flows to conform to the 2001 presentation.

     Deferred Financing Costs

     Deferred financing costs as of December 31, 2001 and 2000 consist of loan fees and other costs of financing that are amortized over the term of the related financing. In 1999, fees of $1,984 associated with certain short-term financing were fully expensed and included in costs related to acquisition debt, and a refinancing of this debt resulted in new deferred financing costs of $4,122. The $215 balance of the deferred financing costs at the date of acquisition related to the refinanced project debt was included in the extraordinary loss recorded at the time of the refinancing (see note 7). Accumulated amortization at December 31, 2001 and 2000 was $1,598 and $893, respectively.

     Income Taxes

     There  is  no  provision   for  income  taxes  since  such  taxes  are  the
     responsibility of the partners.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Partnership considers all money market instruments purchased with initial maturities of three months or less to be cash equivalents.

     Restricted Cash and Investments

     As of December 31, 2001 and 2000, all of the Partnership's investments were classified as held to maturity and reported at amortized cost. Restricted cash and investments include a capital expenditure reserve and a sinking fund related to a lump-sum royalty payment of $25,000 to be paid to the Navy in 2009 (see note 6) totaling $10,894 and $9,838 at December 31, 2001 and 2000, respectively. This account comprised various mortgage-backed securities with maturities ranging from 2000 through 2005. Restricted cash and investments also include a sinking fund for the project debt service required by the project loans (see note 7). The carrying amount of restricted cash and investments at December 31, 2001 and 2000 approximated fair value, which is based on quoted market prices as provided by the financial institution which holds the investments.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and partners' capital and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, expenses, and allocation of profits and losses during the period. Actual results could differ significantly from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties approximated fair value as of December 31, 2001 and 2000, because of the relatively short maturities of these instruments. The project loans as of December 31, 2001 and 2000 have an estimated fair value of $122,550 and $132,103, respectively, based on the quoted market price of the senior secured notes and the Caithness Coso Funding Corp. notes, respectively (see note 7).

     The investment in New CLPSI Company, LLC (see note 4) approximates the fair value.

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, FASB issued SFA No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended SFAS No. 133 and addressed certain implementation issues. SFAS No. 133, as amended, requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Partnership does not have any derivative instruments and, therefore, the adoption in 2001 of SFAS No. 133, as amended, did not have any effect on the Partnership's financial statements.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 121 and, subsequently, SFAS No. 144 after its adoption.

     The Partnership adopted the provisions of SFAS No. 141 as of July 1, 2001. The Partnership's management is in the process of evaluating the impact of implementing SFAS No. 142 and is unable to estimate the effect, if any, on the Partnership's financial statements.

     In October 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. SFAS No. 144 creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. The Partnership is required to adopt SFAS No. 144 on January 1, 2002 and believes there will be no material effect on the Partnership's financial statements.

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

     The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair value, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro rata basis. These adjustments resulted in a net decrease of $24,316 in the amounts allocated to property, plant, and equipment, and an increase of $14,344 in the amount allocated to PPC. The PPC is being amortized on a straight-line basis over the remaining term of the PPC of 12.5 years as of the date of acquisition. Accumulated amortization on the PPC at December 31, 2001 and 2000 was $3,251 and $2,104, respectively.

(4)  Investment in New CLPSI Company, LLC

     New CLPSI Company, LLC (CLPSI) is a wholly owned subsidiary of CAC. CLPSI purchases, stores, and distributes spare parts to the Coso Partnerships. Also, certain other facilities utilized by the Coso Partnerships are held by CLPSI. CFP's investment in CLPSI represents funds advanced for the purchase of spare parts inventory and other assets. Spare parts inventory held by CLPSI on behalf of CFP is valued at the lower of cost or market.

(5)  Property, Plant, and Equipment

     Property, plant, and equipment at December 31, 2001 and 2000 consist of the following:

                                                         2001          2000
                                                         ----          ----
       Power plant and gathering system            $    154,506       154,506
       Transmission line                                  5,746         5,746
       Wells and resource development costs              68,832        68,466
                                                        -------       -------
                                                        229,084       228,718
       Less accumulated depreciation and
           amortization                                 (88,647)      (79,642)
                                                        -------       -------
                                                   $    140,437       149,076
                                                        =======       =======

     The transmission line costs represent the Partnership's share of the costs of construction of transmission lines from Inyokern, California to the Edison substation at Kramer, California and from Kramer to the Edison substation at Victorville, California.

(6)  Royalty Expense

     Royalty expense is summarized as follows:

                             2001          2000          1999
                             ----          ----          ----
     Unit 1              $   4,889         3,824         3,852
     Units 2 and 3           5,061         7,097         6,305
                             -----         -----         -----
     Total               $   9,950        10,921        10,157
                             =====        ======        ======

     The Navy I partnership pays a royalty for Unit I through reimbursement of electricity supplied to the Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the Navy contract. This formula is largely based upon the tariff rates charged by Edison, which have recently been increased by the CPUC. Discussions with the Navy are continuing to readjust the formula to reflect recent activity in the local energy market. In November 2001, a modification to the calculation of the reimbursement pricing formula was made to the Navy contract resulting in a reduction of accrued royalties of $6.5 million. For Units 2 and 3, the Navy I partnership's royalty expense paid to the Navy is a fixed percentage of electricity sales at 15% of revenue received by the Navy I partnership through 2003, and will increase to 20% from 2004 through 2009.

     In addition, CFP is required to pay the Navy $25,000 in December 2009, the date the contract expires. The payment is secured by funds placed on deposit monthly, which funds plus accrued interest will aggregate $25,000. Currently, the monthly amount to be deposited is approximately $60. The balance included in accounts payable and accrued liabilities at December 31, 2001 and 2000 was $11,098 and $9,862, respectively.

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

     On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.), a wholly owned subsidiary of the Coso Partnerships, raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $151,550 to CFP from the $413,000 debt raised from the offering of senior secured notes on terms consistent with those of the senior secured notes. The loan consisted of one note of $29,000 at 6.80% which was paid off on December 15, 2001, and another of $122,550 at 9.05% which has payments due at various dates through December 15, 2009. Through this financing, the existing project loan and short-term financing of $118,176 were repaid and an extraordinary loss of $2,375 from the early extinguishment of this debt was incurred. The extraordinary loss was due to a premium and other costs incurred to pay the existing project loan before its maturity date.

     The annual maturity of the project loans for each year ending December 31 is as follows:



             Year ending December 31:                    Amount
             ------------------------                   --------

                     2002                             $  11,597
                     2003                                13,408
                     2004                                10,694
                     2005                                15,100
                     2006                                16,160
                  Thereafter                             55,591
                                                        -------
                                                      $ 122,550
                                                        =======

     The loans contain certain restrictive covenants that, among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve accounts, make distributions, create liens, and enter into any transaction of merger or consolidation.

     The Partnership, Funding Corp., CPD, and CED are jointly and severally liable for the repayment of the senior secured notes.

     The annual maturity of the senior secured notes for each year ending December 31 is as follows:




             Year ending December 31:                   Amount
             ------------------------                   -------
                     2002                             $  21,771
                     2003                                27,618
                     2004                                31,332
                     2005                                35,480
                     2006                                38,286
                  Thereafter                            148,513
                                                        -------
                                                      $ 303,000
                                                        =======

(8)  Related Party Transactions

     The amounts due from and to related parties at December 31, 2001 and 2000 consist of the following:

                                               2001                   2000
                                              -----                   -----
     Amounts due from related parties:
         Coso Operating Company           $     231                     --
         CPD for steam sharing                7,376                   1,357
         CED for steam sharing                1,755                     603
                                              -----                   -----
                                          $   9,362                   1,960
                                              =====                   =====

     Amounts due to related parties:
         Caithness Coso Funding Corp.     $     494                     525
         Coso Operating Company                 --                       60
         Caithness Operating Company             67                     112
                                              -----                   -----
                                          $     561                     697
                                              =====                   =====

     COC is reimbursed monthly for non-third-party costs incurred on behalf of CFP. These costs are comprised principally of direct operating costs of the CFP geothermal facility, allocable general and administrative costs, and an operator fee. The amount due from COC relates to advances for payments of operating expenses. The amount due to COC relates to reimbursements for payment of operating expenses.

     Both CalEnergy and ESCA were reimbursed at amounts approved for their respective costs incurred in relation to the CFP Management Committee. Prior to May 28, 1999, CalEnergy received $25, while ESCA received $129.

     As of May 28, 1999, the management committee fee was eliminated and replaced by a non-managing fee payable to ESCA. For the years ended December 31, 2001 and 2000, ESCA received $237 and $234, respectively.

     The amount due to Funding Corp. is accrued interest for 15 days in December related to the project loans (see note 7).

     CFP is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The charges to CFP from CLPSI in 2001, 2000, and 1999, which are included in plant operating expenses, were approximately $147, $43, and $65, respectively.

     During 1994, the Coso Partnerships entered into steam sharing agreements under which the partnerships may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the partnerships. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CFP steam sharing revenue, net of royalties and other related costs, amounted to $7,938, $5,962, and $17,579 in 2001, 2000, and 1999, respectively.

(9)  Settlement of Litigation

     In February 2000, the Coso Partnerships reached a settlement with Edison, subject to the approval of the CPUC, which approval was received in December 2000. The case has not been dismissed pending completion of certain obligations under the settlement agreements. The cost of the settlement will be allocated among the Coso Partnerships. A portion of that cost was reflected in the purchase accounting applied to the acquisition of CalEnergy's interest in the Partnership (see note 3). The balance of the settlement was charged to settlement of litigation and related expenses.

(10) Subsequent Event

     On March 1, 2002, Edison reached certain financing milestones and paid the Partnership for revenue generated but not recognized for the period November 2000 through March 26, 2001. As such, the Partnership will recognize this revenue in the first quarter of 2002.

                          Independent Auditors'  Report



The Partners and Management Committee
Coso Energy Developers:


We have audited the accompanying balance sheets of Coso Energy Developers as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2001 and 2000 financial statements referred to above present fairly, in all material respects, the financial position of Coso Energy Developers as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 3 to the financial statements, effective February 25, 1999, Caithness Acquisition Company, LLC acquired all of the partnership interest not already owned by its affiliate, Caithness Coso Holdings LLC, in a business combination accounted for as a purchase. As a result of the acquisition, the financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.



March 1, 2002


/S/  KPMG LLP
--------------
     KPMG LLP

                                                  COSO ENERGY DEVELOPERS

                                                      Balance Sheets

                                                December 31, 2001 and 2000

                                                  (Dollars in thousands)


               Assets                                                    2001                  2000

                                                                     -------------         ------------

Cash and cash equivalents                                         $         --                  5,862
Restricted cash and investments (note 2)                                  7,368                14,502
Accounts receivable, net (note 2)                                         2,939                    40
Prepaid expenses and other assets                                           849                 1,013
Amounts due from related parties (note 8)                                   401                   365
Property, plant, and equipment (notes 3 and 6)                          148,417               153,618
Investment in New CLPSI Company, LLC  (note 5)                              789                 1,051
Investments in Coso Transmission Line Partners (note 4)                   2,738                 2,871
Power purchase contract, net (note 3)                                    18,437                19,510
Deferred financing costs, net (note 2)                                    2,040                 2,480
                                                                     -------------         ------------

                 Total assets                                     $     183,978               201,312
                                                                     =============         ============

                       Liabilities and Partners' Capital

Accounts payable and accrued liabilities                          $       7,699                 6,839
Amounts due to related parties (note 8)                                  27,267                24,321
Project loan (note 7)                                                    96,250               100,907
                                                                     -------------         ------------

                 Total liabilities                                      131,216               132,067

Commitments and contingencies (notes 7 and 9)

Partners'  capital                                                       52,762                69,245
                                                                     -------------         ------------

                 Total liabilities and partners' capital          $     183,978               201,312
                                                                     =============         ============

See accompanying notes to financial statements.


                                                  COSO ENERGY DEVELOPERS

                                                 Statements of Operations

                                  Years ended December 31, 2001, 2000, and 1999 (note 3)

                                                  (Dollars in thousands)



                                                   Twelve months    Twelve months     Two months       Ten months     Twelve months
                                                        ended            ended           ended            ended            ended
                                                     December 31,     December 31,     February 28,     December 31,    December 31,
                                                        2001             2000             1999             1999            1999
                                                   -------------    --------------    -------------    -------------  -------------
                                                                                       (old basis)      (new basis)
Revenues:
   Energy revenues (notes 2, 8, and 10)            $   31,133           29,052           16,716           19,223          35,939
   Capacity payments                                   12,908           13,122              817           13,121          13,938
   Interest and other income                            3,766            8,125               78              988           1,066
                                                     -----------    --------------    -------------    -------------   -------------

                 Total revenues                        47,807           50,299           17,611           33,332          50,943
                                                     -----------    --------------    -------------    -------------  --------------

Operating expenses:
   Plant operating expense                             10,221           12,008            3,470           12,098          15,568
   Royalty expense                                      5,203            4,045            1,592            1,556           3,148
   Depreciation and amortization                       15,972           15,361            2,550           13,099          15,649
   Edison legal expenses and
        settlement costs (note 9)                         --               --               569            3,600           4,169
                                                     -----------    --------------    -------------    -------------  --------------

                 Total operating expenses              31,396           31,414            8,181           30,353          38,534
                                                     -----------    --------------    -------------    -------------  --------------

                 Operating income                      16,411           18,885            9,430            2,979          12,409
                                                     -----------    --------------    -------------    -------------  --------------

Other expenses:
   Interest expense                                     8,958            9,174              602            6,708           7,310
   Interest expense - acquisition debt (note 3)           --               --               --             1,415           1,415
   Costs related to acquisition debt (note 3)             --               --               --             1,262           1,262
   Amortization of deferred financing                     440              318               14              234             248
                                                     -----------    --------------    -------------    -------------  --------------

                 Total other expenses                   9,398            9,492              616            9,619          10,235
                                                     -----------    --------------    -------------    -------------  --------------

                 Income (loss) before
                    extraordinary item                  7,013            9,393            8,814           (6,640)          2,174

Extraordinary item - loss on
   extinguishment of debt (note 7)                        --               --               --             1,822           1,822
                                                     -----------    --------------    -------------    -------------  --------------

                 Net income (loss)                 $    7,013            9,393            8,814           (8,462)            352
                                                     ===========    ==============    =============    =============  ==============

See accompanying notes to financial statements.


                                                       COSO ENERGY DEVELOPERS

                                                   Statements of Partners' Capital

                                        Years ended December 31, 2001, 2000, and 1999 (note 3)

                                                       (Dollars in thousands)


                                                  Caithness             Coso
                                                    Coso             Hotsprings              New
                                                  Holdings          Intermountain            Chip
                                                     LLC             Powers, Inc.         Company, LLC          Total
                                                  ---------         -------------         ------------         --------

Balance at December 31, 1998                    $   87,896              75,295                  --             163,191

Transfer of capital                                    --              (75,295)              75,295                --

Distributions to partners                          (39,846)                --               (36,780)           (76,626)

Net income                                             183                 --                   169                352

Effect of purchase accounting                          --                  --                (7,567)            (7,567)
                                                  ---------         -------------         ------------         --------

Balance at December 31, 1999                        48,233                 --                31,117             79,350

Distributions to partners                          (10,139)                --                (9,359)           (19,498)

Net income                                           4,884                 --                 4,509              9,393
                                                  ---------         -------------         ------------         --------

Balance at December 31, 2000                        42,978                 --                26,267             69,245

Distributions to partners                          (12,218)                --               (11,278)           (23,496)

Net income                                           3,647                 --                 3,366              7,013
                                                  ---------         -------------         ------------         --------

Balance at December 31, 2001                    $   34,407                 --                18,355             52,762
                                                  =========         =============         ============         ========

See accompanying notes to financial statements.



                                                           COSO ENERGY DEVELOPERS

                                                          Statements of Cash Flows

                                           Years ended December 31, 2001, 2000, and 1999 (note 3)

                                                           (Dollars in thousands)


                                                        Twelve months   Twelve months    Two months      Ten months    Twelve months
                                                            ended           ended          ended           ended           ended
                                                        December 31,    December 31,    February 28,    December 31,    December 31,
                                                            2001            2000            1999            1999             1999
                                                        -------------   -------------   ------------    ------------   -------------
                                                                                         (old basis)     (new basis)

Cash flows from operating activities:
  Net income (loss)                                     $    7,013           9,393           8,814           (8,462)            352
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                         15,972          15,361           2,550           13,099          15,649
      Amortization of deferred financing costs                 440             318              14              234             248
      Write-off of deferred financing costs                    --              --              --               161             161
      Changes in operating assets and liabilities:
         Accounts receivable, prepaid expenses,
           and other assets                                 (2,735)          5,142            (944)          14,833          13,889
         Investment in Coso Transmission
           Line Partners                                       133             110            (823)             949             126
         Investment in New CLPSI Company, LLC                  262             177             141              198             339
         Accounts payable and accrued liabilities              860             158          (1,248)           2,215             967
         Amounts due from related parties                      (36)            396              (6)            (461)           (467)
         Amounts due to related parties                      2,946           1,861           2,055           (3,513)         (1,458)
                                                           ----------   -------------   ------------    ------------   -------------
               Net cash provided by
                 operating activities                       24,855          32,916          10,553           19,253          29,806
                                                           ----------   -------------   ------------    ------------   -------------
Cash flows from investing activities:
  Capital reimbursements (expenditures)                     (9,698)         (2,290)            316           (7,252)         (6,936)
  Decrease (increase) in restricted cash                     7,134          (4,696)             43           (9,806)         (9,763)
                                                           ----------   -------------   ------------    ------------   -------------
               Net cash provided by (used in)
                 investing activities                       (2,564)         (6,986)            359          (17,058)        (16,699)
                                                           ----------   -------------   ------------    ------------   -------------
Cash flows from financing activities:
  Distributions to partners                                (23,496)        (19,498)            --           (76,626)        (76,626)
  Increase in project financing debt                           --              --              --           107,900         107,900
  Repayment of project financing loans                      (4,657)         (6,993)            --           (37,958)        (37,958)
                                                           ----------   -------------   ------------    ------------   -------------
               Net cash used in
               financing activities                        (28,153)        (26,491)            --            (6,684)         (6,684)
                                                           ----------   -------------   ------------    ------------   -------------
               Net change in cash and
                 cash equivalents                           (5,862)           (561)         10,912           (4,489)          6,423

Cash and cash equivalents at beginning of year               5,862           6,423             --            10,912             --
                                                           ----------   -------------   ------------    ------------   -------------

Cash and cash equivalents at end of year                $      --            5,862          10,912            6,423           6,423
                                                           ==========   =============   ============    ============   =============
Supplemental cash flow disclosure:
     Cash paid for interest                             $    8,964           9,187             --             8,117           8,117
                                                           ==========   =============   ============    ============   =============
Schedule of noncash investing activities
as a result of purchase:
        Fair value of power purchase contract           $      --              --              --            21,443          21,443
        Reduction in property, plant, and equipment            --              --              --           (29,304)        (29,304)
        Net increase in other assets                           --              --              --             2,694           2,694
        Liabilities assumed                                    --              --              --            (2,400)         (2,400)
                                                           ----------   -------------   ------------    ------------   -------------

                 Reduction in partners' capital         $      --              --              --            (7,567)         (7,567)
                                                           ==========   =============   ============    ============   =============

See accompanying notes to financial statements.

                             COSO ENERGY DEVELOPERS

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999

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

     The CED power plants are located on land owned by the BLM. There are turbine generators located at both the East and West power locks. CED pays royalties to BLM of 10% of the net value of the steam produced.

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

     The Partnership sells all electricity produced to Southern California Edison (Edison) under a 30-year power purchase contract (the PPC) expiring in 2019. Under the terms of the PPC, Edison makes payments to CED as follows:

* Contractual payments for energy delivered, which payments escalated at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). After the scheduled energy price period, the energy payment adjusted to the actual avoided energy cost experienced by Edison. In March of 1999, the Partnership completed the ten-year fixed price payment period and Edison ceased paying the scheduled energy rates. For the years ended December 31, 2001, 2000, and 1999, Edison's average avoided cost of energy was 7.46, 5.80, and 3.13 cents per kwh, respectively. Edison entered into an agreement (the Agreement) with the Partnership on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date when the Partnership will begin receiving a fixed avoided cost of energy rate of 5.37 cents per kwh for five (5) years. Subsequent to the five-year period, Edison will be required to make energy payments to the Partnership based on its avoided cost of energy until its PPC expires. Beyond the five-year period, the Partnership cannot predict the likely level of avoided cost of energy prices under the PPC and, accordingly, the revenues generated by the Partnership could fluctuate significantly;

* Capacity payments which remain fixed over the life of the PPC to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the PPC; and

* Bonus payments to the extent that actual energy delivery exceeds 85% of the plant capacity stated in the PPC. In 2001, 2000, and 1999, the bonus aggregated $2,194, $2,230, and $2,200, respectively.

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

(2)  Summary of Significant Accounting Policies

     Accounts Receivable and Revenue Recognition

     Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under the PPC. Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Revenue was recognized based on the payment rates scheduled in CED's PPC with Edison through March 1999. From March 1999 through May 1, 2002, and subsequent to the five-year period stated in the Agreement, revenue is recognized based on Edison's avoided energy cost, until the Partnership's PPC expires.

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with their retail customers that were significantly below the wholesale prices it paid in California. That resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the
     Partnership, pending a permanent solution to its liquidity crisis. Subsequently, pursuant to a California Public Utilities Commission (CPUC) order, Edison resumed making payments to the Partnership beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance from power generated from November 1, 2000 to March 26, 2001 and continues to pay interest on the outstanding amount at 7% per annum. That payment was made pursuant to the Agreement between Edison and the Partnership described in note 1. The Agreement as amended, which received CPUC approval in January 2002, established the fixed energy rates discussed above and set payment terms for past due amounts owed to the Partnership by Edison. As of December 31, 2001, the Partnership was unable to determine the time frame during which any future payments would be received. Due to the uncertainty surrounding Edison' ability to make payment on past due amounts, collection was not reasonably assured and the Partnership had not recognized revenue of $21,789 from Edison for energy delivered during the period January 1, 2001 through March 26, 2001. The provision for doubtful accounts previously recorded as of December 31, 2000 of $15,279 has been reclassified to conform with the 2001 presentation. In addition, the Partnership will not recognize this revenue until payments from Edison are received (see note 10).

     Fixed Assets and Depreciation

     The costs of major additions and betterments are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed currently.

     Depreciation of the power plant and transmission line is computed on a straight-line basis over their estimated useful life of 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Recoverability of Long-Lived Assets

     An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets are not recoverable. The Partnership considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows before interest charges, the Partnership measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Partnership utilizes to evaluate potential investments. The Partnership estimates fair value based on the best information available using estimates, judgments, and projections as considered necessary.

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

     Deferred Plant Overhaul Costs and Well Rework Costs

     Plant overhaul costs are deferred and amortized over the estimated period between overhauls as these costs extend the life of the respective assets. These deferred costs of $519 and $100 at December 31, 2001 and 2000, respectively, are included in property, plant, and equipment. Currently, plant overhauls are amortized over three years from the point of completion.

     Production and injection rework costs are expensed as incurred during the year. For the years ended December 31, 2001, 2000, and 1999, such costs were $160, $653, and $676, respectively.

     Reclassifications

     Certain reclassifications have been made to the 2000 balance sheet and the 2000 and 1999 statements of operations and cash flows to conform to the 2001 presentation.

     Deferred Financing Costs

     Deferred financing costs as of December 31, 2001 and 2000 consist of loan fees and other costs of financing that are amortized over the term of the related financing. On February 25, 1999, the fees of $1,408 associated with certain short-term financing were fully expensed and included in costs related to acquisition debt, and a refinancing of this debt resulted in new deferred financing costs of $3,032. The $148 balance of the deferred financing costs at the date of acquisition related to the refinanced project debt was included in the extraordinary loss recorded at the time of the refinancing (see note 7). Accumulated amortization at December 31, 2001 and 2000 was $992 and $552, respectively.

     Income Taxes

     There  is  no  provision   for  income  taxes  since  such  taxes  are  the
     responsibility of the partners.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, CED considers all money market instruments purchased with an initial maturity of three months or less to be cash equivalents.

     Restricted Cash and Investments

     As of December 31, 2001 and 2000, all of the Partnership's investments were classified as held to maturity and reported at amortized cost. Included in restricted cash and investments are capital expenditure reserves and sinking fund requirements for the project debt service required by the project loans (see note 7). The carrying amount of restricted cash and investments at December 31, 2001 and 2000 approximated fair value, which is based on quoted market prices as provided by the financial institution, which holds the investments.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and partners' capital and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and the allocation of profits and losses during the period. Actual results could differ significantly from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties approximated fair value as of December 31, 2001 and 2000, because of the relatively short maturity of these instruments. The project loans as of December 31, 2001 and 2000 have an estimated fair value of $96,250 and $98,694, respectively, based on the quoted market price of the senior secured notes and the COSO Funding Corp. notes, respectively (see note 7).

     The investments in Coso Transmission Line Partners (see note 4) and New CLPSI Company, LLC (see note 5) approximate the fair value.

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended SFAS No. 133 and addressed certain implementation issues. SFAS No. 133, as amended, requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Partnership does not have any derivative instruments and, therefore, the adoption in 2001 of SFAS No. 133, as amended, did not have any effect on the Partnership's financial statements.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

     The Partnership adopted the provisions of SFAS No. 141 as of July 1, 2001 and the Partnership's management is in the process of evaluating the impact of implementing SFAS No. 142 and is unable to estimate the effect, if any, on the Partnership's financial statements.

     In October 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. SFAS No. 144 creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. The Partnership is required to adopt SFAS No. 144 on January 1, 2002 and believes there will be no effect on the Partnership's financial statements.

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

     The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro rata basis. These adjustments resulted in a net decrease of $29,304 in the recorded amounts allocated to property, plant, and equipment and an increase of $21,443 in the recorded amounts allocated to the PPC. The PPC is being amortized on a straight-line basis over the remaining term of the PPC of 20 years as of the date of acquisition. Accumulated amortization on the PPC at December 31, 2001 and 2000 was $3,006 and $1,933, respectively.

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

(5)  Investment in New CLPSI Company, LLC

     New CLPSI Company, LLC (CLPSI) is a wholly owned subsidiary of CAC. CLPSI purchases, stores, and distributes spare parts to the Coso Partnerships. Also, certain other facilities utilized by the Coso Partnerships are held by CLPSI. CED's investments in CLPSI represent funds advanced for the purchase of spare parts inventory and other assets. Spare parts inventory held by CLPSI on behalf of CED is valued at the lower of cost or market.

(6)  Property, Plant, and Equipment

     Property, plant, and equipment at December 31, 2001 and 2000 consist of the following:

                                                           2001        2000
                                                          ------      ------

     Power plant and gathering system                  $  146,631     146,500
     Transmission line                                      9,120       9,120
     Wells and resources development costs                 91,452      82,624
                                                          -------     -------
                                                          247,203     238,244

     Less accumulated depreciation and amortization       (98,786)    (84,626)
                                                          -------     -------
                                                       $  148,417     153,618
                                                          =======     =======

     The transmission line costs represent the Partnership's share of the costs of construction of transmission lines from Inyokern, California to the Edison substation at Kramer, California and from Kramer to the Edison substation at Victorville, California.

(7)  Project Loan

     In order to complete the purchase of CalEnergy's interest in CED, CAC arranged for short-term debt financing of $211,500, of which $55,256 was allocated to CED. As a result of "push-down" accounting, the short-term debt was reflected in the financial statements of CED and was repaid on May 28, 1999 from a portion of the proceeds from the offering of senior secured notes. Financing costs associated with the short-term financing are included in interest expense - acquisition debt.

     On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.), a wholly owned subsidiary of the Coso Partnerships raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $107,900 to CED from the $413,000 debt raised from the offering of senior secured notes on terms consistent with those of the senior secured notes. The loan consisted of one note of $11,650 at 6.80% which was paid off on December 15, 2001 and another of $96,250 at 9.05%, which has payments due at various dates through December 15, 2009. Through this financing, the existing project loan and short-term financing loans of $93,214 were repaid and an extraordinary loss of approximately $1,822 from the early extinguishment of this debt was incurred. The extraordinary loss was due to a premium and other costs incurred to pay the existing project loan before its maturity date.

     The annual maturity of the project loans for each year ending December 31 is as follows:

            Year ending December 31:                 Amount
            ------------------------                 ------
                    2002                         $    6,375
                    2003                              5,055
                    2004                              9,920
                    2005                              8,683
                    2006                             10,388
                    Thereafter                       55,829
                                                     ------
                                                 $   96,250
                                                     ======

     The loans contain certain restrictive covenants that among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve accounts, make distributions, create liens, and enter into any transaction of merger or consolidation.

     The Partnership, Funding Corp., CPD, and CFP are jointly and severally liable for the repayment of the senior secured notes.

     The annual maturity of the senior secured notes for each year ending December 31 is as follows:

            Year ending December 31:                 Amount
            -----------------------                 -------
                    2002                         $   21,771
                    2003                             27,618
                    2004                             31,332
                    2005                             35,480
                    2006                             38,286
                    Thereafter                      148,513
                                                    -------
                                                 $  303,000
                                                    =======


(8)  Related Party Transactions

     The amounts due from and to related parties at December 31, 2001 and 2000 consist of the following:

                                                      2001               2000
                                                      ----               ----
     Amounts due from related parties:
           Coso Land Company:
             Principal                            $    141                141
             Accrued interest                          260                224
                                                    -------            ------
                                                  $    401                365
                                                    =======            ======

     Amounts due to related parties:
           CPD for steam sharing                  $    283                127
           CFP for steam sharing                     1,755                603
           Coso Land Company                        24,214             22,532
           Caithness Coso Funding Corp.                392                397
           Coso Operating Company LLC                  555                564
           Caithness Operating Company, Inc.            68                 98
                                                    -------            ------
                                                  $ 27,267             24,321
                                                    =======            ======

     COC is reimbursed monthly for non-third-party costs incurred on behalf of CED. These costs are comprised principally of direct operating costs of CED geothermal facility, allocable general and administrative costs, and an operator fee. The amount due to COC relates to reimbursements for payments of operating expenses.

     Both CCH and CalEnergy were reimbursed at amounts approved for their respective costs incurred in relation to the CED Management Committee. Prior to May 28, 1999 CalEnergy received $25, while CCH received $130.

     As of May 28, 1999, the management committee fees were eliminated, and replaced by a non-managing fee payable to CCH. For the years ended December 31, 2001 and 2000, CCH received $237 and $234, respectively.

     As indicated in note 1, CLC is entitled to a royalty of 5% of the value of steam used by CED to produce the electricity sold to Edison. The royalty due CLC for the years ended December 31, 2001, 2000, and 1999 was $1,684, $1,195, and $771, respectively. Payment of royalties due to CLC is subordinated to payment of the project loans (see note 7).

     CED is charged for its use of the transmission line owned by CTLP. The amount of such net charges, which are included in plant operating expenses were $114, $157, and $126 for the years ended December 31, 2001, 2000, and 1999, respectively.

     CED is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The 2001, 2000, and 1999 costs charged to CED from CLPSI, which are included in plant operating expenses, were approximately $324, $359, and $143, respectively.

     The amount due to Caithness Coso Funding Corp. represents accrued interest for fifteen days in December related to the project loans (see note 7).

     On December 16, 1992, CED retired CLC's promissory note due CalEnergy, resulting in the loan from CED to CLC of $141. Interest was accrued on this loan for the years ended December 31, 2001, 2000, and 1999 at 10.0%, 10.0%, and 12.5%, respectively. Interest on the note was $36, $34, and $34 in 2001, 2000, and 1999, respectively.

     During 1994, the Coso Partnerships entered into steam sharing agreements under which the partnerships may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the partnerships. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CED steam sharing resulted in an expense, net of royalties and other related costs for the years ended December 31, 2001, 2000, and 1999 of $1,085, $2,712, and
     $6,103, respectively.

(9)  Settlement of Litigation

     In February 2000, the Coso Partnerships reached a settlement with Edison, subject to the approval of the CPUC, which approval was received in December 2000. The case has not yet been dismissed pending completion of certain obligations under the settlement agreements. The cost of the settlement was allocated among the Coso Partnerships. A portion of that cost was reflected in the purchase accounting applied to the acquisition of CalEnergy's interest in the Partnership (see note 3). The balance of the settlement was charged to settlement of litigation and related expenses.

     In December 1999, the Partnership and Dow Chemical Company (Dow) entered into a confidential settlement agreement which was effective January 1, 2000 to resolve CED's claim to recover damages incurred related to an installation in 1992 by Dow of a hydrogen sulfide abatement system.

(10) Subsequent Event

     On March 1, 2002, Edison reached certain financing milestones and paid the Partnership for revenue generated but not recognized for the period November 2000 through March 26, 2001. As such, the Partnership will recognize this revenue in the first quarter of 2002.

                          Independent Auditors' Report



The Partners and Management Committee
Coso Power Developers:


We have audited the accompanying balance sheets of Coso Power Developers as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2001 and 2000 financial statements referred to above present fairly, in all material respects, the financial position of Coso Power Developers as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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



March 1, 2002


/s/  KPMG LLP
--------------
     KPMG LLP

                                                  COSO POWER DEVELOPERS

                                                      Balance Sheets

                                                December 31, 2001 and 2000

                                                  (Dollars in thousands)



                   Assets                                                                 2001                  2000
                                                                                  -------------------   -------------------

Cash and cash equivalents                                                      $               --                 7,741
Restricted cash and investments (note 2)                                                    5,517                10,214
Accounts receivable, net (note 2)                                                           3,210                    29
Prepaid expenses and other assets                                                             660                   849
Amounts due from related parties (note 8)                                                   6,139                 5,953
Property, plant, and equipment, net (notes 3 and 6)                                       124,665               136,947
Investment in New CLPSI Company, LLC  (note 5)                                              1,913                 1,963
Investment in Coso Transmission Line Partners (note 4)                                      3,398                 3,528
Power purchase contract, net (note 3)                                                      22,820                25,614
Deferred financing costs, net (note 2)                                                      1,736                 2,855
                                                                                  -------------------   -------------------

                 Total assets                                                  $          170,058               195,693
                                                                                  ===================   ===================

                      Liabilities and Partners' Capital

Accounts payable and accrued liabilities (notes 1 and 9)                       $           15,860                12,278
Amounts due to related parties (note 8)                                                     7,778                 1,816
Project loans (note 7)                                                                     84,200                94,176
                                                                                  -------------------   -------------------
                 Total liabilities                                                        107,838               108,270


Commitments and contingencies (notes 7 and 9)

Partners' capital                                                                          62,220                87,423
                                                                                  -------------------   -------------------

                 Total liabilities and partners'  capital                      $          170,058               195,693
                                                                                  ===================   ===================

See accompanying notes to financial statements.


                                                  COSO POWER DEVELOPERS

                                                 Statements of Operations

                                  Years ended December 31, 2001, 2000, and 1999 (note 3)

                                                  (Dollars in thousands)


                                               Twelve months   Twelve months    Two months      Ten months    Twelve months
                                                  ended           ended          ended            ended           ended
                                               December 31,    December 31,    February 28,     December 31,  December 31,
                                                  2001            2000            1999            1999            1999
                                              --------------  --------------  -------------   -------------  --------------
                                                                               (old basis)     (new basis)
Revenues:
   Energy revenues (notes 2, 8, and 10)     $     23,411          29,859         16,687          83,041          99,728
   Capacity payments                              12,978          13,195            822          13,196          14,018
   Interest and other income                       2,883           2,868            150           2,024           2,174
                                              --------------  --------------  -------------   -------------  --------------

              Total revenues                      39,272          45,922         17,659          98,261         115,920
                                              --------------  --------------  -------------   -------------  --------------

Operating expenses:
   Plant operating expense                         9,679           9,409          2,626           8,247          10,873
   Royalty expense                                 9,377          10,104          1,806          10,271          12,077
   Depreciation and amortization                  15,352          15,070          2,339          12,469          14,808
   Edison legal expenses and
        settlement costs (note 9)                    --              --             569           5,250           5,819
                                              --------------  --------------  -------------   -------------  --------------

              Total operating expenses            34,408          34,583          7,340          36,237          43,577
                                              --------------  --------------  -------------   -------------  --------------

              Operating income                     4,864          11,339         10,319          62,024          72,343
                                              --------------  --------------  -------------   -------------  --------------

Other expenses:
   Interest expense                                8,128           9,130            933           9,004           9,937
   Interest expense - acquisition debt               --              --             --            2,010           2,010
   Costs related to acquisition debt                 --              --             --            1,473           1,473
   Amortization on deferred financing              1,119             769             20             551             571
                                              --------------  --------------  -------------   -------------  --------------

              Total other expenses                 9,247           9,899            953          13,038          13,991
                                              --------------  --------------  -------------   -------------  --------------

              Income (loss) before
                 extraordinary item               (4,383)          1,440          9,366          48,986          58,352

Extraordinary item - loss on
   extinguishment of debt (note 7)                   --              --             --            2,147           2,147
                                              --------------  --------------  -------------   -------------  --------------

              Net (loss) income             $     (4,383)          1,440          9,366          46,839          56,205
                                              ==============  ==============  =============   =============  ==============


See accompanying notes to financial statements.


                                                  COSO POWER DEVELOPERS

                                             Statements of Partners' Capital

                                  Years ended December 31, 2001, 2000, and 1999 (note 3)

                                                  (Dollars in thousands)



                                                Caithness
                                                 Navy II               Coso                 New
                                                  Group,            Technology              CTC
                                                   LLC             Corporation           Company, LLC            Total
                                             -----------------   -----------------    -------------------  ---------------.

Balance at December 31, 1998             $           76,830.5            76,830.5                --              153,661.0

Transfer of capital                                     --              (76,830.5)            76,830.5               --

Distributions to partners                           (51,537.5)              --               (51,537.5)         (103,075.0)

Net income                                           28,102.5               --                28,102.5            56,205.0

Effect of purchase accounting                           --                  --                (2,460.0)           (2,460.0)
                                             -----------------   -----------------    -----------------   -----------------
Balance at December 31, 1999                         53,395.5               --                50,935.5           104,331.0

Distributions to partners                            (9,174.0)              --                (9,174.0)          (18,348.0)

Net income                                              720.0               --                   720.0             1,440.0
                                             -----------------   -----------------    -----------------   -----------------

Balance at December 31, 2000                         44,941.5               --                42,481.5            87,423.0

Distributions to partners                           (10,410.0)              --               (10,410.0)          (20,820.0)

Net loss                                             (2,191.5)              --                (2,191.5)           (4,383.0)
                                             -----------------   -----------------    -----------------   -----------------

Balance at December 31, 2001             $           32,340.0               --                29,880.0            62,220.0
                                             =================   =================    =================   =================

See accompanying notes to financial statements.


                                                  COSO POWER DEVELOPERS

                                                 Statements of Cash Flows

                                  Years ended December 31, 2001, 2000, and 1999 (note 3)

                                                  (Dollars in thousands)



                                                      Twelve months    Twelve months  Two months    Ten months      Twelve months
                                                         ended            ended         ended          ended           ended
                                                       December 31,    December 31,   February 28,   December 31,   December 31,
                                                          2001            2000           1999           1999            1999
                                                      --------------  --------------  ------------  --------------  --------------
                                                                                      (old basis)    (new basis)


Cash flows from operating activities:
   Net (loss) income                                  $    (4,383)         1,440          9,366        46,839           56,205
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
       Depreciation and amortization                       15,352         15,070          2,339        12,469           14,808
       Amortization of deferred financing costs             1,119            769             20           551              571
       Write-off of deferred financing costs                  --             --             --            217              217
       Changes in operating assets and liabilities:
         Accounts receivable, prepaid
           expenses, and other assets                      (2,992)        19,662           (909)          329             (580)
         Investment in Coso Transmission Line
           Partners                                           130            132           (989)        1,131              142
         Investment in New CLPSI Company, LLC                  50            135             52           (64)             (12)
         Accounts payable and accrued liabilities           3,582            115            439         3,997            4,436
         Amounts due from related parties                    (186)         1,105          1,432        (3,740)          (2,308)
         Amounts due to related parties                     5,962         (1,409)         2,088          (765)           1,323
                                                      --------------  --------------  ------------  --------------  --------------
             Net cash provided by operating
               activities                                  18,634         37,019         13,838        60,964           74,802
                                                      --------------  --------------  ------------  --------------  --------------

Cash flows from investing activities:
   Capital expenditures                                      (276)        (1,700)        (1,182)       (3,232)          (4,414)
   Decrease (increase) in restricted cash                   4,697         44,124            --        (54,338)         (54,338)
                                                      --------------  --------------  ------------  --------------  --------------
             Net cash provided by (used in)
               investing activities                         4,421         42,424         (1,182)      (57,570)         (58,752)
                                                      --------------  --------------  ------------  --------------  --------------

Cash flows from financing activities:
   Distributions to partners                              (20,820)       (18,348)           --       (103,075)        (103,075)
   Increase in project financing debt                         --             --             --        153,550          153,550
   Repayment of project financing loan                     (9,976)       (59,374)           --        (61,323)         (61,323)
                                                      --------------  --------------  ------------  --------------  --------------

             Net cash used in financing activities        (30,796)       (77,722)           --        (10,848)         (10,848)
                                                      --------------  --------------  ------------  --------------  --------------
             Net change in cash and cash
               equivalents                                 (7,741)         1,721         12,656        (7,454)           5,202

Cash and cash equivalents at beginning of year              7,741          6,020            818        13,474              818
                                                      --------------  --------------  ------------  --------------  --------------

Cash and cash equivalents at end of year              $       --           7,741         13,474         6,020            6,020
                                                      ==============  ==============  ============  ==============  ==============

Supplemental cash flow disclosure:
   Cash paid for interest                             $     8,154          9,183            --         11,060           11,060
                                                      ==============  ==============  ============  ==============  ==============

Schedule of noncash investing activities as
a result of purchase:
     Fair value of power purchase contract                    --             --             --         30,738           30,738
     Reduction in property, plant, and
       equipment                                              --             --             --        (33,536)         (33,536)
     Net increase in other assets                             --             --             --          4,084            4,084
     Liabilities assumed                                      --             --             --         (3,746)          (3,746)
                                                      --------------  --------------  ------------  --------------  --------------
             Reduction in partners' capital           $       --             --             --         (2,460)          (2,460)
                                                      ==============  ==============  ============  ==============  ==============

See accompanying notes to financial statements.

                              COSO POWER DEVELOPERS

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999

                             (Dollars in thousands)



(1)  Organization, Operation, and Business of the Partnership

     Coso Power Developers (CPD or the Partnership) was formed on July 31, 1989 in connection with financing the construction of a geothermal power plant on land at the China Lake Naval Air Weapons Station at Coso Hot Springs, China Lake, California. CPD is a general partnership between Caithness Navy II Group LLC (Navy II), a Delaware limited liability company, and, until February 25, 1999, Coso Technology Corporation (CTC), a Delaware corporation wholly owned by CalEnergy, Inc. (CalEnergy), now known as MidAmerica Energy Holdings Company. On February 25, 1999, Caithness Acquisition Company, LLC (CAC), a wholly owned subsidiary of Caithness Energy, LLC and an affiliate of Navy II, purchased all of CalEnergy's interest in CTC (see note 3) and formed a wholly owned subsidiary, New CTC Company, LLC (New CTC), a Delaware limited liability company, to become the new managing general partner of CPD.

     The power plant is located on land owned by the U.S. Navy. Under the terms of a 30-year contract with the U.S. Navy to develop geothermal energy on its land, CPD pays a royalty to the U.S. Navy which was initially 4% of revenues, increased to 10% of revenues at December 31, 1998, and is currently 18% of revenues (as of December 24, 1999). The royalty will increase to 20% of revenues after December 15, 2004. The U.S. Navy contract will expire in 2010. At December 31, 2001, royalties payable totaled $6,431.

     The Partnership sells all electricity produced to Southern California Edison (Edison) under a 20-year power purchase contract (the PPC) expiring in 2010. Under the terms of the PPC, Edison makes payments to CPD as follows:

* Contractual payments for energy delivered, which escalated at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). The scheduled energy price period extended until January 2000. After the scheduled energy price period, the energy payment adjusted to the actual avoided energy cost experienced by Edison. For the years ended December 31, 2001, 2000, and 1999, Edison's average avoided cost of energy was 7.46, 5.80, and 3.13 cents per kwh, respectively. Edison entered into an agreement (the Agreement) with the Partnership on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date when the Partnership will begin receiving a fixed avoided cost of energy rate of 5.37 cents per kWh for five (5) years. Subsequent to the five-year period, Edison will be required to make energy payments to the Partnership based on its avoided cost of energy until its PPC expires. Beyond the five-year period, the Partnership cannot predict the likely level of avoided cost of energy prices under the PPC and, accordingly, the revenues generated by the Partnership could fluctuate significantly;

* Capacity payments which remain fixed over the life of the PPC to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the PPC; and

* Bonus payments to the extent that actual energy delivered exceeds 85% of the plant capacity stated in the PPC. In 2001, 2000, and 1999, the bonus payments aggregated $2,248, $2,248, and $2,248, respectively.


     CalEnergy served as the operator for CPD, maintaining the accounting records and operating the plant day to day, until February 1, 1999, at which time Coso Operating Company LLC (COC), a Delaware limited liability company, became operator pursuant to certain operations and maintenance agreements with CTC, the managing general partner. COC was a wholly owned subsidiary of CalEnergy until February 25, 1999, when CalEnergy assigned all of its interest and rights in COC to CAC, which became manager and sole member.

     On February 25, 1999, CPD entered into two operating and maintenance agreements, one with FPL Operating Services, Inc. (FPL) and a second with COC. The initial terms of the FPL operating and maintenance agreement were for three years, to provide for the operation and maintenance of the geothermal power facilities and the interconnection to the transmission line. The term of the COC agreement is through December 31, 2009 to provide field services and administrative services for the Partnership. On October 17, 1999, the operating agreement with FPL was terminated and COC became the sole operator of all Partnership operations.

     At formation, and as subsequently amended, the partnership agreement provides that cash flows before and after "payout" are allocated 50% each to New CTC (formerly CTC) and Navy II. "Payout," which has occurred, is defined as the point at which each partner received aggregate cash distributions in an amount equal to its accumulated capital contributions. For purposes of allocating net income to partners' capital accounts and for income tax purposes, profits and losses are allocated based on the aforementioned capital percentages.

(2)  Summary of Significant Accounting Policies

     Accounts Receivable and Revenue Recognition

     Accounts receivable primarily consists of receivables from Edison for electricity delivered and sold under the PPC.

     Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Revenue was recognized based on the payment rates scheduled in CPD's PPC with Edison, through January 2000. From January 2000 through May 1, 2002, and subsequent to the five-year period stated in the Agreement, revenue is recognized based on Edison's avoided energy cost, until the Partnership's PPC expires.

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with its retail customers that were significantly below the wholesale prices it paid in California. That resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the Partnership, pending a permanent solution to its liquidity crisis. Subsequently, pursuant to a California Public Utilities Commission (CPUC) order, Edison resumed making payments to the Partnership beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001 and continues to pay interest on the outstanding amount at 7% per annum. That payment was made pursuant to the Agreement between Edison and the Partnership described in note 1. The Agreement as amended, which received CPUC approval in January of 2002, established the fixed energy rates discussed above and set payment terms for past due amounts owed to the Partnership by Edison. As of December 31, 2001, the Partnership was unable to determine the time frame during which any future payments would be received. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Partnership had not recognized revenue of $22,733 from Edison for energy delivered during the period January 1, 2001 through March 26, 2001. The provision for doubtful accounts previously recorded as of December 31, 2000 of $15,312 has been reclassified to conform with the 2001 presentation. In addition, the Partnership will not recognize this revenue until payments from Edison are received (see note 10).

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

     Recoverability of Long-Lived Assets

     An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets is not recoverable. The Partnership considers historical performance and future estimated results in its evaluation of potential impairment, and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows before interest charges, the Partnership measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Partnership utilizes to evaluate potential investments. The Partnership estimates fair value based on the best information available using estimates, judgments, and projections as considered necessary.

     Wells and Resource Development Costs

     CPD follows the full-cost method of accounting for costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs, the costs of drilling and equipping production wells, and administrative and interest costs directly attributable to the project, are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are ten years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Deferred Plant Overhaul Costs and Well Rework Costs

     Plant overhaul costs are deferred and amortized over the estimated period between overhauls, as these costs extend the useful lives of the respective assets. These deferred costs of $281 and $333 at December 31, 2001 and 2000, respectively, are included in property, plant, and equipment. Currently, plant overhauls are amortized over three years from the point of completion.

     Production and injection rework costs are expensed as incurred. For the years ended December 31, 2001, 2000, and 1999, such costs were $533, $32, and $101, respectively.

     Reclassifications

     Certain reclassifications have been made to the 2000 and 1999 statements of operations and cash flows to conform to the 2001 presentation.

     Deferred Financing Costs

     Deferred financing costs as of December 31, 2001 and 2000 consist of loan fees and other costs of financing that are amortized over the term of the related financing. In 1999, fees of $1,473 associated with certain short-term financing were fully expensed and included in costs related to acquisition debt, and a refinancing of this debt resulted in new deferred financing costs of $4,175. The $179 balance of the deferred financing costs at the date of acquisition related to the refinanced project debt was included in the extraordinary loss recorded at the time of the refinancing (see note 7). Accumulated amortization at December 31, 2001 and 2000 was $2,439 and $1,320, respectively.

     Income Taxes

     There  is  no  provision   for  income  taxes  since  such  taxes  are  the
     responsibility of the partners.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, CPD considers all money market instruments purchased with initial maturities of three months or less to be cash equivalents.

     Restricted Cash and Investments

     As of December 31, 2001 and 2000, all of the Partnership's investments were classified as held to maturity and reported at amortized cost. Included in restricted cash and investments are capital expenditure reserves and sinking fund requirements for the project debt service required by the project loans (see note 7). The carrying amount of restricted cash and investments at December 31, 2001 and 2000 approximated fair value, which is based on quoted market prices as provided by the financial institution which holds the investments.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, partners' capital, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and the allocation of profits and losses during the reportable period. Actual results could differ significantly from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties approximated fair value as of December 31, 2001 and 2000, because of the relatively short maturity of these instruments. The project loans as of December 31, 2001 and 2000 have an estimated fair value of $84,200 and $93,866, respectively, based on the quoted market price of the senior secured notes and the Coso Funding Corp. notes, respectively (see note 7).

     The investments in Coso Transmission Line Partners (see note 4) and New CLPSI Company, LLC (see note 5) approximate fair value.

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended SFAS No. 133 and addressed certain implementation issues. SFAS No. 133, as amended, requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Partnership does not have any derivative instruments and, therefore, the adoption in 2001, of SFAS No. 133, as amended, did not have any effect on the Partnership's financial statements.

     In June 2001,  FASB issued SFAS No. 141,  Business  Combinations  (SFAS No.
     141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

     The Partnership adopted the provisions of SFAS No. 141 as of July 1, 2001, and the Partnership's management is in the process of evaluating the impact of implementing SFAS No. 142 and is unable to estimate the effects, if any, on the Partnership's financial statements.

     In October 2001, FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement is effective for fiscal years beginning after December 15, 2001, and replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in SFAS
     No. 121 to be applied to all long-lived assets including discontinued operations. The Partnership is required to adopt SFAS No. 144 on January 1, 2002 and believes there will be no effect on the Partnership's financial statements.

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

     The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro rata basis. These adjustments resulted in a net decrease of $33,536 in the recorded amounts allocated to the value of property, plant, and equipment and an increase of $30,738 in the recorded amounts allocated to the PPC. The PPC is being amortized on a straight-line basis over the remaining term of the PPC of 11 years as of the date of acquisition. Accumulated amortization on the PPC at December 31, 2001 and 2000 was $7,918 and $5,124, respectively.

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

(5)  Investment in New CLPSI Company, LLC

     New CLPSI Company, LLC (CLPSI) is a wholly owned subsidiary of CAC. CLPSI purchases, stores, and distributes spare parts to the Coso Partnerships. Also, certain other facilities utilized by the Coso Partnerships are held by CLPSI. CPD's investments in CLPSI represent funds advanced for the purchase of spare parts inventory and other assets. Spare parts inventory held by CLPSI on behalf of CPD is valued at the lower of cost or market.

(6)  Property, Plant, and Equipment

     Property, plant, and equipment at December 31, 2001 and 2000 consist of the following:

                                                    2001               2000
                                                ---------------    ------------

     Power, plant, and gathering system        $    142,712           142,350
     Transmission line                                7,245             7,245
     Wells and resources development costs           59,695            60,010
                                                ---------------    -------------
                                                    209,652           209,605

     Less accumulated depreciation
     and amortization                               (84,987)          (72,658)
                                                  ---------------    -----------
                                               $    124,665           136,947
                                                  ===============    ===========

     The transmission line costs represent the Partnership's share of the costs of construction of transmission lines from Inyokern, California to the Edison substation at Kramer, California, and from Kramer to the Edison substation at Victorville, California.

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

     On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.) raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $153,550 to CPD from the $413,000 debt raised from the offering of senior secured notes on terms consistent with those of the senior secured notes. The loan consisted of one note of $69,350 at 6.80% which was paid off on December 15, 2001 and another note of $84,200 at
     9.05% which has payments due at various dates through December 15, 2009. Through this financing, the existing project loan and short-term financing of approximately $139,957 was repaid and an extraordinary loss of approximately $2,147 from the early extinguishment of this debt was incurred. The extraordinary loss was due to a premium and other costs incurred to pay the existing project loan before its maturity date.


     The annual maturity of the project loans for each year ending December 31 is as follows:


                   Year ending December 31:                Amount
                   ------------------------                ------
                            2002                        $   3,799
                            2003                            9,155
                            2004                           10,718
                            2005                           11,697
                            2006                           11,738
                            Thereafter                     37,093
                                                           ------
                                                        $  84,200
                                                           ======

     The loans contain certain restrictive covenants that, among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve amounts, make distributions, create loans, and enter into any transaction of merger or consolidation.

     The Partnership, Funding Corp., CED, and CFP are jointly and severally liable for the repayment of the senior secured notes.

     The annual maturity of the senior secured notes for each year ending December 31 is as follows:


                   Year ending December 31:                Amount
                   ------------------------                ------
                            2002                        $  21,771
                            2003                           27,618
                            2004                           31,332
                            2005                           35,480
                            2006                           38,286
                            Thereafter                    148,513
                                                          -------
                                                        $ 303,000
                                                          =======

(8)  Related Party Transactions

     The amounts due from and to related parties at December 31, 2001 and 2000 consist of the following:

                                                         2001               2000
                                                         ----               ----
     Amounts due from related parties:
        CED for steam sharing                         $   283                127
        Coso Operating Company                          1,409              1,784
        China Lake Joint Venture:
        Principal                                       1,562              1,562
        Accrued interest                                2,885              2,480
                                                        -----              -----
                                                      $ 6,139              5,953
                                                        =====              =====

     Amounts due to related parties:
        CFP for steam sharing                         $ 7,376              1,357
        Caithness Coso Funding Corp.                      339                365
        Caithness Operating Company                        63                 94
                                                        -----              -----
                                                      $ 7,778              1,816
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

     Both CalEnergy and Navy II were reimbursed at amounts approved for their respective costs incurred in relation to the CPD Management Committee. Prior to May 28, 1999, CalEnergy received $25, while Navy II received $130.

     As of May 28, 1999, the management committee fees were eliminated and replaced by a nonmanaging fee payable to Navy II. For the years ended December 31, 2001 and 2000, Navy II received $237 and $234, respectively.

     CPD is charged for its use of the transmission line owned by CTLP. For the years ended December 31, 2001, 2000, and 1999, the amount of such net charges was $129, $179, and $141, respectively.

     CPD is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The charges to CPD from CLPSI in 2001, 2000, and 1999, which are included in plant operating expenses, were approximately $148, $318, and $78, respectively.

     On December 16, 1992, CPD retired China Lake Joint Venture's (CLJV) promissory note due CalEnergy, resulting in the loan from CPD to CLJV of $1,562 at December 31, 1992. CLJV is an affiliated venture. Interest has been accrued on this loan for the years ended December 31, 2001, 2000, and 1999 at 10.0%, 10.0%, and 12.5%, respectively. Interest on the loan was $405, $371, and $421 in 2001, 2000, and 1999, respectively. The amount due to Funding Corp. represents accrued interest for 15 days in December, related to the project loans (see note 7).

     During 1994, the Coso Partnerships entered into steam sharing agreements under which the partnerships may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the partnerships. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CPD steam sharing resulted in an expense, net of royalties and other related costs, of $9,634, $5,751, and $18,618 for the years ended December 31, 2001, 2000, and 1999, respectively.

(9)  Settlement of Litigation

     In February 2000, the Coso Partnerships reached a settlement with Edison, subject to the approval of the CPUC, which approval was received in December 2000. The case has not yet been dismissed pending completion of certain obligations under the settlement agreements. The cost of the settlement will be allocated among the Coso Partnerships. A portion of that cost was reflected in the purchase accounting applied to the acquisition of CalEnergy's interest in the Partnership (see note 3). The balance of the settlement was charged to settlement of litigation and related expenses.

(10) Subsequent Event

     On March 1, 2002, Edison reached certain financing milestones and paid the Partnership for revenue generated but not recognized for the period November 2000 through March 26, 2001. As such, the Partnership will recognize this revenue in the first quarter of 2002.


Quarterly Data (Unaudited)

                                                   March 31(a)(b)   June 30(a)(c)   September 30(a)     December 31(a)
                                                   --------------   -------------   ---------------     --------------

Caithness Coso Funding Corp:

        2001
        Total revenues                             $     8,601           5,997          7,105               7,117
        Operating income                                   --              --             --                  --
            Net income                             $       --              --             --                  --

        2000
        Total revenues                             $     9,221           7,708          7,671               6,199
        Operating income                                   --              --             --                  --
            Net income                             $       --              --             --                  --

        1999
        Total revenues                             $       --            4,986         11,459               4,046
        Operating income                                   --              --             --                  --
            Net income                             $       --              --             --                  --

Coso Finance Partners:

       2001
       Total revenues                              $     6,188          24,835         16,833               8,472
       Operating income (loss)                          (1,843)         16,498          5,126               7,365
       Income (loss) before extraordinary Item          (4,957)         13,397          2,100               4,169
            Net income (loss)                      $    (4,957)         13,397          2,100               4,169

       2000
       Total revenues                              $     9,303          13,483         22,929               9,210
       Operating income                                  3,689           6,958         13,781               1,373
       Income (loss) before extraordinary Item             386           3,709         10,556              (1,863)
            Net income (loss)                      $       386           3,709         10,556              (1,863)

       1999
       Total revenues                              $    14,859          12,648         18,648              11,745
       Operating income                                  6,451           5,667          9,333               4,320
       Income (loss) before extraordinary item           4,158           1,346          6,123                 569
            Net income (loss)                      $     4,158          (1,029)         6,123                 569

Coso Energy Developers:

        2001
        Total revenues                             $     1,445          23,529         15,095               7,738
        Operating income (loss)                         (7,730)         15,595          7,735                 811
        Income (loss) before extraordinary item        (10,066)         13,264          5,431              (1,616)
            Net income (loss)                      $   (10,066)         13,264          5,431              (1,616)

        2000
        Total revenues                             $    12,495          11,628         20,311               5,865
        Operating income                                 6,015           4,699         11,880              (3,709)
        Income (loss) before extraordinary item          3,627           2,345          9,514              (6,093)
            Net income (loss)                      $     3,627           2,345          9,514              (6,093)

        1999
        Total revenues                             $    21,573           7,097         14,674               7,599
        Operating income                                10,266          (1,059)         6,130              (2,928)
        Income (loss) before extraordinary item          8,417          (4,690)         3,817              (5,370)
            Net income (loss)                      $     8,417          (6,512)         3,817              (5,370)

Coso Power Developers:

        2001
        Total revenues                             $    (2,196)         20,133         13,934               7,401
        Operating income (loss)                        (11,636)         11,246          5,388                (134)
        Income (loss) before extraordinary item        (13,903)          8,991          3,193              (2,664)
            Net income (loss)                      $   (13,903)          8,991          3,193              (2,664)

        2000
        Total revenues                             $    10,317          11,812         20,207               3,586
        Operating income                                 2,739           3,577         10,827              (5,804)
        Income (loss) before extraordinary item            193           1,077          8,349              (8,179)
            Net income (loss)                      $       193           1,077          8,349              (8,179)

        1999
        Total revenues                             $    24,943          28,637         34,763              27,577
        Operating income                                14,058          19,082         25,366              13,837
        Income before extraordinary item                11,313          14,428         22,171              10,440
            Net income                             $    11,313          12,281         22,171              10,440


(a) In the opinion of the Caithness Coso Funding Corp. and the Partnerships, all adjustments, which consist of normal recurring accruals to present a fair statement of the amounts shown for such periods, have been made.

(b) The provision for doubtful accounts previously recorded for the quarter ended March 31, 2001 for Coso Finance Partners, Coso Energy Developers, and Coso Power Developers of $25,817, $25,950 and $26,998, respectively, has been reclassified as a reduction of revenue to conform with the 2001 financial statements presentation.

(c) The income from the reduction in the provision for doubtful accounts previously recorded for the quarter ended June 30, 2001 for Coso Finance Partners, Coso Energy Developers, and Coso Power Developers of $4,204 $4,120 and $4,265, respectively, has been reclassified to revenue to conform with the 2001 financial statements presentation.

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



                                COSO PARTNERSHIPS

                   UNAUDITED CONDENSED COMBINED BALANCE SHEETS

                           December 31, 2001 and 2000

                             (Dollars in thousands)



                 Assets                                           2001             2000
                                                                  ----             ----
Cash                                                            $    264         $  17,109
Restricted cash and investments                                   34,210            47,712
Accounts receivable, net                                           9,603               590
Prepaid expenses and other assets                                  2,159             2,671
Amounts due from related parties                                   6,488             6,191
Property, plant and equipment, net                               413,519           439,641
Power purchase agreement, net                                     52,350            57,364
Investments                                                       12,843            13,485
Deferred financing costs, net                                      6,300             8,564
                                                               ---------        ----------

          Total assets                                         $ 537,736        $  593,327
                                                               =========        ==========


          Liabilities and Partners' Capital

Accounts payable and accrued liabilities                       $  42,362        $   36,261
Amounts due to related parties                                    24,967            23,460
Project loan                                                     303,000           330,067
                                                               ---------        ----------

          Total liabilities                                      370,329           389,787


Partners' capital                                                167,407           203,540
                                                               ---------        ----------

          Total liabilities and partners' capital              $ 537,736        $  592,327
                                                               =========        ==========




                                                     COSO PARTNERSHIPS

                                   UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                        Year ended December 31, 2001, 2000 and 1999

                                                  (Dollars in thousands)


                                        Twelve-Months    Twelve-Months  Two-Months    Ten-Months   Twelve-Months
                                            Ended           Ended          Ended         Ended         Ended
                                         December 31,      December     February 28,    December     December 31,
                                            2001             2000          1999          1999          1999
                                         -------------   -------------  -----------   -----------  -------------
                                                                        (old basis)   (new basis)
Revenue:
   Energy revenues                       $   94,734           97,901       41,501       136,460        177,961
   Capacity payments                         39,096           39,746        2,113        39,215         41,328
   Interest and other income                  9,577           13,499        1,052         4,422          5,474
                                            -------          -------       ------       -------        -------

          Total revenue                     143,407          151,146       44,666       180,097        224,763
                                            -------          -------       ------       -------        -------

Operating expenses:
   Plant operating expenses                  28,910           30,026        8,652        27,806         36,458
   Royalty expense                           24,530           25,070        4,385        20,997         25,382
   Depreciation and amortization             41,546           40,025        6,493        33,546         40,039
   Edison legal expense and
          settlement costs                      --               --         1,707        10,654         12,361
                                            -------           ------        -----        ------         ------

          Total operating expenses           94,986           95,121       21,237        93,003        114,240
                                            -------          -------       ------       -------        -------

  Operating income                           48,421           56,025       23,429        87,094        110,523
                                            -------          -------       ------       -------        -------

  Other expenses:
    Interest expense                         28,818           30,797        2,180        24,678         26,858
    Interest  expense-acquisition debt          --               --           --          5,387          5,387
    Costs  related  to  acquisition debt        --               --           --          4,346          4,346
    Amortization on deferred financing        2,264            1,607           52         1,158          1,210
                                            -------          -------       ------       -------        -------

          Total other expenses               31,082           32,404        2,232        35,569         37,801
                                            -------          -------       ------       -------        -------


      Income before extraordinary item       17,339           23,621       21,197        51,525         72,722

 Extraordinary item-loss on
    extinguishment of debt                      --               --           --          6,344          6,344
                                            -------          -------       ------       -------        -------

          Net income                     $   17,339           23,621       21,197        45,181         66,378
                                            =======          =======       ======       =======        =======





                                                     COSO PARTNERSHIPS

                                   UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                       Years ended December 31, 2001, 2000 and 1999

                                                  (Dollars in thousands)


                                                      Twelve-Months   Twelve-Months   Two-Months     Ten-Months      Twelve-Months
                                                         Ended           Ended          Ended          Ended             Ended
                                                      December 31,    December 31,    February 28,   December 31,     December 31,
                                                         2000             2000          1999           1999             2000
                                                      -------------   -------------   -----------   ------------     -------------
                                                                                      (old basis)    (new basis)


Net cash provided by operating activities............ $   60,601          99,103        29,285          99,711          128,996
Net cash provided by (used in) investing activities..      3,092          33,800        (1,588)        (97,957)         (99,545)
Net cash provided by (used in) financing activities..    (80,538)       (136,058)          --          (10,005)         (10,005)
                                                      -------------   -------------   -----------   ------------     -------------

Net change in cash and cash equivalents.............. $  (16,845)         (3,155)       27,697         (8,251)          19,446
                                                      =============   =============   ===========   ============     =============


Supplemental cash flow disclosure:
        Cash paid for interest....................... $   28,881          30,902            --          29,871           29,871
                                                      =============   =============   ===========   ============     =============


                                COSO PARTNERSHIPS

                        NOTES TO THE UNAUDITED CONDENSED

                          COMBINED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999


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

(4)  Reclassifications

     Certain reclassifications have been made to the 2000, statement of operations to conform to the 2001 presentation.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

     Since 1991, Caithness Energy and CalEnergy, the then present co-sponsors of the Coso projects, had engaged PricewaterhouseCoopers LLP to audit the financial statements of the Coso partnerships. On February 25, 1999, CAC purchased all of CalEnergy's interests in the Coso projects, and Caithness Energy engaged KPMG LLP, its own independent certified public accountants, to audit future financial statements of the Coso partnerships. In connection with the audits of the financial statements of Coso Finance Partners and Coso Finance Partners II, Coso Energy Developers and Coso Power Developers for the period ended February 25, 1999, (i) Caithness Energy had no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their reports on the financial statements for such years, and (ii) the reports of PricewaterhouseCoopers LLP on the Coso partnerships did not contain any adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles except for the reference to the Coso partnerships' adoption in 1998 of Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities."


                                    Part III


Item 10. Directors and Executive Officers of the Registrant.


     The following table sets forth the persons who served as our directors and executive officers as of December 31, 2001:


Name                                Age                   Position(s)
----                                ---                   -----------

James D. Bishop, Sr.                68      Director, Chairman and Chief Executive Officer

Leslie J. Gelber                    45      Director, President and Chief Operating Officer

James D. Bishop, Jr.                41      Director, Vice Chairman

Christopher T. McCallion            40      Director, Executive Vice President and Chief
                                            Financial Officer

Kenneth Hoffman                     49      Senior Vice President

Larry K. Carpenter                  52      Director, Executive Vice President

Mark A. Ferrucci                    49      Director

David V. Casale                     38      Vice President and Controller

John A. McNamara                    42      Vice President Finance

Barbara Bishop Gollan               43      Vice President


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

     John A. McNamara, Vice President Finance of Funding Corp. and of Caithness Energy, joined Caithness Corporation in September of 1990 and has served as Vice President since 1999. Prior to joining Caithness, Mr. McNamara was a broker with Bradley & Company, an account executive with First Georgetown Securities, Inc. and a staff member of the United States Senate Committee on Small Business. He received a Masters of Business Administration degree from Georgetown University and a Bachelor of Arts degree from Denison University.

     Barbara Bishop Gollan, a Vice President of Funding Corp. and of Caithness Energy, joined Caithness Corporation as Vice President in October 1990. Ms. Gollan has authored and co-authored a number of technical papers on geothermal systems, which were presented to the Geothermal Resources Council, the Geologic Society of America and the Stanford Geothermal Workshop. Ms. Gollan holds a Master of Science degree in Geology and Geochemistry from Stanford University and holds a Bachelor of Arts degree from Amherst College. Ms. Gollan is the daughter of Mr. James D. Bishop, Sr. and the sister of James D. Bishop, Jr.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 2001 certain information regarding the beneficial ownership of Coso Funding Corp.'s voting securities and the beneficial ownership of the voting securities of each of the Coso partnerships by:

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

                         Beneficial Ownership of Coso Funding Corp. and the Coso Partnerships

                                             Percent Indirect   Percent Indirect   Percent Indirect  Percent Indirect
                                                Beneficial         Beneficial         Beneficial        Beneficial
            Name and Address of                Ownership in       Ownership in       Ownership in      Ownership in
             Beneficial Owner                  Coso Funding        the Navy I          the BLM          The Navy II
             ----------------                     Corp.           Partnership        Partnership        Partnership
                                             ----------------   ----------------   ----------------  ----------------

James D. Bishop, Sr. (1)(2)...............         0.6%               1.0%               --                0.7%

Leslie J. Gelber (1)(3)...................         --                 --                 --                --

James D. Bishop, Jr. (1)(4)...............        25.0%              24.5%              28.0%             22.6%

Christopher T. McCallion (1)(3)...........         --                 --                 --                --

Larry K. Carpenter (1)(3).................         --                 --                 --                --

Mark A. Ferrucci..........................         --                 --                 --                --

David V. Casale (1)(3)....................         --                 --                 --                --

John A. McNamara (1)(3).................           --                 --                 --                --

Barbara Bishop Gollan (1)(3)(5).........           --                 --                 --                --

Dominion Energy, Inc. (6)................          *                  --                7.8%               2.8%
   901 East Byrd Street
   Richmond, VA 23219

Mojave Energy Company (7).................         6.1%               5.5%              7.7%               5.2%
   c/o Davenport Resources, Inc.
   200 Railroad Avenue, 3rd floor
   Greenwich, CT  06830

All directors, executive officers and
management committee delegates as a group.
                                                  35.3%              30.9%             43.6%              31.3%


*    Less  than  5.0%.

(1)  The  address  of  such  person  is  c/o  Caithness
     Corporation, 565 Fifth Avenue, 29th Floor, New York, New York 10017-2478.

(2) The beneficial ownership of James D. Bishop, Sr.'s interests is based upon his ownership of shares of common stock of Mojave Power, Inc. and Mojave Power II, Inc. which own, indirectly through various entities, general partnership interests in the Navy I partnership and the Navy II partnership. In addition to these interests, James D. Bishop, Sr. is the beneficiary of The James D. Bishop Trust--2001 ( "Bishop, Sr. Trust "), which owns shares of common stock of Caithness Corporation and membership units in Caithness 1997, LLC. Caithness Corporation and Caithness 1997, LLC own, indirectly through various entities, general partnership interests in the Navy I partnership, the BLM partnership and the Navy II partnership, which collectively own all of the shares of common stock of Funding Corp. The voting rights to the shares of common stock of Caithness Corporation held by the Bishop, Sr. Trust have been transferred to The Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr. The Bishop, Sr. Trust is irrevocable. James D. Bishop, Sr., therefore, does not have voting or investment power over these shares of common stock of Caithness Corporation.

(3) Owner of economic interests in the Coso partnerships through Caithness Corporation's employee incentive plans, which economic interests are not listed on this table.

(4) James D. Bishop, Jr. is: (i) the beneficiary of The James D. Bishop, Jr. Irrevocable Trust--1996 (the "Bishop, Jr. Trust "), which owns shares of common stock of Caithness Corporation, and membership units in Caithness 1997, LLC, the voting rights of which have been transferred to the Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr.; (ii) the owner of common stock of Caithness Corporation and Mojave Power, Inc, and membership units in Caithness 1997, LLC; and (iii) the trustee of The Caithness Entities Voting Trust which possesses sole voting control over the shares of common stock of Caithness Corporation held by the Bishop, Sr. Trust, The Barbara Bishop Gollan Irrevocable Trust--1996 (the "Gollan Trust "), The Elizabeth Bishop DeLuca Irrevocable Trust--1996 and The Linda Bishop Fotiu Irrevocable Trust--1996. The interests listed in
     (i) and (ii) above entitle James D. Bishop, Jr. to the following indirect beneficial ownership interests: Funding Corp. (1.6%); Navy I partnership (1.6%); BLM partnership (1.5%); and Navy II partnership (1.6%). James D. Bishop, Jr. disclaims beneficial ownership of the interests listed in (iii) above.

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

(6) Dominion Energy, Inc. owns: (i) a limited liability company membership interest in Caithness BLM Group, LP, a Delaware limited partnership, which owns a limited liability company membership interest in Caithness Coso Holdings, LLC, which owns a general partnership interest in the BLM partnership; and (ii) a limited liability company membership interest in Navy II Group which owns a general partnership interest in the Navy II partnership.

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

     Each managing partner is a limited liability company managed by a manager who is appointed by Caithness Acquisition Company, LLC (CAC), the sole member of each managing partner. The manager is responsible for the ordinary course management and operations by its Coso partnership. CAC has appointed itself as the manager of each managing partner. CAC has also appointed Mr. Ferrucci as the independent manager of each managing partner. (In addition, each of the managing members of the non-managing partners has appointed Mr. Ferrucci as the independent manager of that non-managing partner.) The approval of the independent manager is required before the managing partner (or the non-managing partner, as the case may be) may take certain actions that do not involve the ordinary course management and operations by the Coso partnerships of the Coso projects, including, among others, (1) commencing any bankruptcy or insolvency proceeding involving the managing partner, (2) incurring any debt in the name of the managing partner for which it would be liable, (3) dissolving, liquidating, consolidating or merging, or selling all or substantially all of the assets of, its respective Coso partnership, or (4) engaging in any business or activity other than acting as the managing partner of its respective Coso partnership. Each managing partner also has its officers, who are also officers of Funding Corp. , who act on behalf of the managing partners of the Coso partnerships.

     CAC, a limited liability company, is the manager and sole member of each of the managing partners. Caithness Energy, LLC (Caithness Energy) as the manager and sole owner of CAC, has delegated its role as manager of CAC to the CAC board of directors, including the power to manage the managing partners of the Coso partnerships. Each managing partner's officers are also the officers of CAC. None of the persons acting on behalf of the Coso partnerships receives any compensation from the Coso partnerships for his or her services, except that nominal compensation is paid in consideration for Mr. Ferrucci's services.

     Caithness Energy is governed by a board of directors and not by its members. The directors of Funding Corp., other than Mr. Ferrucci, also currently serve as members of the board of directors of Caithness Energy. Under the limited liability company agreement of Caithness Energy, Caithness Corporation is entitled to appoint a number of members to the Board of Directors of Caithness Energy who hold, in the aggregate, a majority of the votes of all members of such board of directors. Caithness Corporation's present appointees are Messrs. Bishop, Sr., and Bishop, Jr. In addition, Messrs. Gelber, Carpenter and McCallion serve as voting members of the board of directors of Caithness Energy pursuant to their individual executive compensation agreements with Caithness Energy. These five individuals, together with Mr. Ferrucci, serve as the CAC board of directors.


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

     As of December 31, 2001, the following persons were the members of the management committee of each Coso partnership, as applicable. Each person has two votes on each management committee on which he serves:



        Name                      Age                  Partnership(s)
        ----                      ---                  --------------
James D. Bishop, Jr.              41     Navy I partnership, BLM partnership,
                                         Navy II partnership

Christopher T. McCallion          40     Navy I partnership, BLM partnership,
                                         Navy II partnership

 Certain information regarding Messrs. Bishop and McCallion is provided above.


Management Committee Fees

     The members of the management committees are not entitled to any direct compensation from Funding Corp. or the Coso partnerships. However, each Coso partnership previously paid its two general partner's annual management committee fees for their participation on the management committee of that Coso partnership. The following table sets forth, for the years ended December 31, 1998, 1999, 2000 and 2001, the total amount of management committee fees paid or payable by each of the Coso partnerships to its partners:


                                                             Year Ended December 31
                                                             ----------------------

                                             1998             1999             2000            2001
                                             ----             ----             ----            ----
Navy I Partnership
     New CLOC....................         $     --         $     --       $       --      $       --
     Predecessor of New CLOC                147,000           25,000              --              --
     ESCA........................           221,000          258,000          234,000         237,000
                                            -------          -------          -------         -------
                                          $ 368,000        $ 283,000      $   234,000     $   237,000
                                            =======          =======          =======         =======
BLM Partnership
     New CHIP....................         $     --         $     --       $       --      $       --
     Predecessor of New CHIP                148,000           25,000              --              --
     CCH.........................           223,000          259,000          234,000         237,000
                                            -------          -------          -------         -------
                                          $ 371,000        $ 284,000      $   234,000     $   237,000
                                            =======          =======          =======         =======

Navy II Partnership..............
     New CTC.....................         $     --         $     --       $       --      $       --
     Predecessor of New CTC......           148,000           25,000              --              --
     Navy II Group...............           223,000          259,000          234,000         237,000
                                            -------          -------          -------         -------
                                          $ 371,000        $ 284,000      $   234,000     $   237,000
                                            =======          =======          =======         =======


     The Coso partnerships no longer pay management committee fees to their managing partners.


Funding Corp.

     As of June 30, 1999, the authorized capital stock of Funding Corp. consisted of 1,000 shares of common stock, par value 1 cent per share, of which 300 shares were outstanding. The outstanding common stock is owned equally by the Coso partnerships.


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

                                     Part IV


Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)      Documents filed as part of this report:

         Financial Statements and Schedules

(b)      Current reports on Form 8-K:

         The Coso Partnerships filed current reports on Form 8-K dated December 1, 2001 reporting an amendment to the agreement entered into on June 19, 2001 between Edison and the Coso partnerships that addresses renewable energy pricing and payment issues.

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


                                INDEX TO EXHIBITS

  Exhibit
   Number                                            Description of Exhibit
   ------                                            ----------------------

3.1       Certificate of Incorporation of Caithness Coso Funding Corp.*

3.2       Bylaws of Caithness Coso Funding Corp.*

3.3 Third Amended and Restated Partnership Agreement of Coso Finance Partners, dated as of May 28, 1999.*

3.4 Third Amended and Restated Partnership Agreement of Coso Energy Developers, dated as of May 28, 1999.*

3.5 Third Amended and Restated Partnership Agreement of Coso Power Developers, dated as of May 28, 1999.*

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

27.4      Financial Data Schedule--Form SX--Coso Power Developers.

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
(example: DEC-31-1997)                      Dec - 31 - 2000      DEC - 31 - 2001
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2000      JAN - 01 - 2001
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2000      DEC - 31 - 2001
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE Year
                                                     ----                        ----
CASH                                                         0                           0
SECURITIES                                                   0                           0
RECEIVABLES                                            331,353                     304,225
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETDS                                          1,286                       1,225
PP&E                                                         0                           0
DEPRECIATION                                                 0                           0
TOTAL ASSETS                                           331,353                     304,225
CURRENT LIABILITIES                                      1,286                       1,225
BONDS                                                  330,067                     303,000
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             331,353                     304,225
SALES                                                        0                           0
TOTAL REVENUES                                          30,799                      28,820
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                               0                           0
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       30,799                      28,820
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                                   0                           0
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
(example: DEC-31-1997)                      Dec - 31 - 2000      DEC - 31 - 2001
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2000      JAN - 01 - 2001
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2000      DEC - 31 - 2001
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE Year
                                                     ----                        ----
CASH                                                     3,506                         264
SECURITIES                                              22,996                      21,325
RECEIVABLES                                              2,481                      12,816
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                           6,796                      13,730
PP&E                                                   228,718                     229,084
DEPRECIATION                                            79,642                      88,647
TOTAL ASSETS                                           198,409                     193,114
CURRENT LIABILITIES                                     16,554                      18,139
BONDS                                                  134,984                     122,550
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             198,409                     193,114
SALES                                                   67,653                      75,419
TOTAL REVENUES                                          70,159                      78,347
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          44,358                      51,201
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       13,013                      12,437
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                              12,788                      14,709
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
(example: DEC-31-1997)                      Dec - 31 - 2000      DEC - 31 - 2001
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2000      JAN - 01 - 2001
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2000      DEC - 31 - 2001
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE Year
                                                     ----                        ----
CASH                                                     5,862                           0
SECURITIES                                              14,502                       7,368
RECEIVABLES                                                405                       3,340
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                           7,280                       4,189
PP&E                                                   238,244                     247,203
DEPRECIATION                                            84,626                      98,786
TOTAL ASSETS                                           201,312                     183,978
CURRENT LIABILITIES                                     31,160                      34,966
BONDS                                                  100,907                      96,250
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             201,312                     183,978
SALES                                                   57,453                      65,830
TOTAL REVENUES                                          65,578                      69,596
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          46,693                      53,185
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        9,492                       9,398
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                               9,393                       7,013
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
(example: DEC-31-1997)                      Dec - 31 - 2000      DEC - 31 - 2001
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2000      JAN - 01 - 2001
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2000      DEC - 31 - 2001
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE Year
                                                     ----                        ----
CASH                                                     7,741                           0
SECURITIES                                              10,214                       5,517
RECEIVABLES                                              5,982                       9,349
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          14,572                      10,009
PP&E                                                   209,605                     209,652
DEPRECIATION                                            72,658                      84,987
TOTAL ASSETS                                           195,693                     170,058
CURRENT LIABILITIES                                     14,094                      23,638
BONDS                                                   94,176                      84,200
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             195,639                     170,058
SALES                                                   58,366                      59,122
TOTAL REVENUES                                          61,234                      62,005
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          49,895                      57,141
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        9,899                       9,247
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                               1,440                      (4,383)
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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


Date:  March 14, 2002                   CAITHNESS COSO FUNDING CORP.,
                             a Delaware corporation

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


                  Signature                                 Title                                Date

    /S/  JAMES D. BISHOP, SR.                      Director, Chairman and Chief              March 14, 2002
-----------------------------------------------    Executive Officer (Principal
         James D. Bishop, Sr.                      Executive Officer)


  /S/   CHRISTOPHER T. MCCALLION                   Director, Executive Vice President        March 14, 2002
-----------------------------------------------    and Chief Financial Officer
        Christopher T. McCallion                   (Principal Accounting Officer)


 /S/    LESLIE J. GELBER                           Director, President and Chief             March 14, 2002
-----------------------------------------------    Operating Officer
        Leslie J. Gelber

 /S/    JAMES D. BISHOP, JR.                       Director                                  March 14, 2002
-----------------------------------------------
        James D. Bishop, Jr.

/S/     LARRY K. CARPENTER                         Director                                  March 14, 2002
-----------------------------------------------
        Larry K. Carpenter

/S/     MARK A. FERRUCCI                           Director                                  March 14, 2002
-----------------------------------------------
        Mark A. Ferrucci
