Form 10-Q
period 2002-03-31
CAITHNESS COSO FUNDING CORP; COSO POWER DEVELOPERS; COSO FINANCE PARTNERS; COSO ENERGY DEVELOPERS
filed 2002-05-08
CIK 1088866, 1088873, 1088870, 1088869

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended March 31, 2002
                                               --------------
                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from _______________to________________

Commission File Number:                    333-83815
                                           ---------

                          Caithness Coso Funding Corp.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  94-3328762
              --------                                  ----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)


   Coso Finance Partners              California               68-0133679
   Coso Energy Developers             California               94-3071296
   Coso Power Developers              California               94-3102796
   ---------------------              ----------               ----------
 (Exact names of Registrants        (State or other         (I.R.S. Employer
as specified in their charters)     jurisdiction of        Identification No.)
                                    incorporation or
                                      organization)


565 Fifth Avenue, 29th Floor, New York, New York               10017-2478
-------------------------------------------------              ----------
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

          300 shares in Caithness Coso Funding Corp. as of May 7, 2002
          ------------------------------------------------------------

                          CAITHNESS COSO FUNDING CORP.
                                    Form 10-Q
                      For the Quarter Ended March 31, 2002


PART I.  FINANCIAL INFORMATION                                          Page No.

ITEM 1.  Financial Statements


  Caithness Coso Funding Corp.
  Unaudited condensed balance sheets at March 31, 2002 and
    December 31, 2001                                                       4
  Unaudited condensed statements of operations for the three-
    months ended March 31, 2002 and the three-months ended
    March 31, 2001                                                          5
  Unaudited condensed statements of cash flows for the three-
    months ended March 31, 2002 and the three-months ended
    March 31, 2001                                                          6
  Notes to the unaudited condensed financial statements                     7

  Coso Finance Partners
  Unaudited condensed balance sheets at March 31, 2002 and
    December 31, 2001                                                       8
  Unaudited condensed statements of operations for the three-
    months ended March 31, 2002 and the three-months ended
    March 31, 2001                                                          9
  Unaudited condensed statements of cash flows for the three-
    months ended March 31, 2002 and the three-months ended
    March 31, 2001                                                         10
  Notes to the unaudited condensed financial statements                    11

  Coso Energy Developers
  Unaudited condensed balance sheets at March 31, 2002 and
    December 31, 2001                                                      12
  Unaudited condensed statements of operations for the three-
    months March 31, 2002 and the three-months ended
    March 31, 2001                                                         13
  Unaudited condensed statements of cash flows for the three-
    months ended March 31, 2002 and the three-months ended
    March 31, 2001                                                         14
  Notes to the unaudited condensed financial statements                    15

  Coso Power Developers
  Unaudited condensed balance sheets at March 31, 2002 and
    December 31, 2001                                                      16
  Unaudited condensed statements of operations for the three-
    months ended March 31, 2002 and the three-months ended
    March 31, 2001                                                         17
  Unaudited condensed statements of cash flows for the three-
    months ended March 31, 2002 and the three-months ended
    March 31, 2001                                                         18
  Notes to the unaudited condensed financial statements                    19


ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         20


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 29
ITEM 2.  Change in Securities and Use of Proceeds                          29
ITEM 3.  Defaults upon Senior Securities                                   29
ITEM 4.  Submission of Matters to a Vote of Security Holders               29
ITEM 5.  Other Information                                                 29
  Supplemental condensed combined financial information for the
    Coso Partnerships
  Unaudited condensed combined balance sheets at March 31, 2002
    and December 31, 2001                                                  31
  Unaudited condensed combined statements of operations for the three-months ended March 31, 2002 and the three-months ended
    March 31, 2001                                                         32
  Unaudited condensed combined statements of cash flows for the three-months ended March 31, 2002 and the three-months ended
    March 31, 2001                                                         33
  Notes to the unaudited condensed combined financial statements           34

ITEM 6.  Exhibits and Reports on Form 8-K                                  35

                                            CAITHNESS COSO FUNDING CORP.
                                         UNAUDITED CONDENSED BALANCE SHEETS
                                               (Dollars in thousands)


                                                                   March 31,      December 31,
                                                                     2002             2001
                                                                                     (Note)

Assets:
  Accrued interest receivable.......................            $    8,079       $    1,225
   Project loan to Coso Finance Partners............               122,550          122,550
   Project loan to Coso Energy Developers...........                96,250           96,250
   Project loan to Coso Power Developers............                84,200           84,200
                                                                   -------          -------

                                                                $  311,079       $  304,225
                                                                   =======          =======


Liabilities and Stockholders' Equity:
  Senior secured notes:
    Accrued interest payable........................            $    8,079       $    1,225
    9.05% notes due 2009............................               303,000          303,000
                                                                   -------          -------
                                                                   311,079          304,225
Stockholders' equity.................................                  ---              ---
                                                                   -------          -------

                                                                $  311,079       $  304,225
                                                                   =======          =======


Note: The condensed balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.





          See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                    Three-Months         Three-Months
                                       Ended                Ended
                                     March 31,            March 31,
                                        2002                 2001


Interest income.................     $   6,854            $  8,601
Interest expense................        (6,854)             (8,601)
                                        -------             -------

     Net income.................     $     ---            $    ---
                                        =======             =======





          See accompanying notes to the unaudited condensed financial statements

                                            CAITHNESS COSO FUNDING CORP.
                                    UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)


                                                                       Three-Months         Three-Months
                                                                           Ended                Ended
                                                                         March 31,            March 31,
                                                                            2002                 2001



Net cash provided by (used in) investing activities.......              $    6,854           $   (8,601)
Net cash provided by (used in) financing activities.......                  (6,854)               8,601
                                                                            -------              -------

Net change in cash and cash equivalents...................              $      ---           $      ---
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

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2001.

The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                                                COSO FINANCE PARTNERS
                                         UNAUDITED CONDENSED BALANCE SHEETS
                                               (Dollars in thousands)


                                                                                     March 31,         December 31,
                                                                                       2002                2001
                                                                                                          (Note)

Assets:
   Cash and cash equivalents.................................................        $  14,992          $     264
   Restricted cash and investments...........................................           23,766             21,325
   Accounts receivable, net..................................................            4,758              3,454
   Prepaid expenses & other assets...........................................              680                650
   Amounts due from related parties..........................................            2,104              9,362
   Property, plant & equipment, net..........................................          138,231            140,437
   Power purchase agreement, net.............................................           10,806             11,093
   Investment in New CLPSI Company, LLC......................................            3,981              4,005
   Deferred financing costs, net.............................................            2,445              2,524
                                                                                       -------            -------

                                                                                     $ 201,763          $ 193,114
                                                                                       =======            =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities..................................        $  17,268          $  17,578
   Amounts due to related parties............................................            3,367                561
   Project loans.............................................................          122,550            122,550
                                                                                       -------            -------
                                                                                       143,185            140,689
 Partners' capital...........................................................           58,578             52,425
                                                                                      --------            -------

                                                                                     $ 201,763          $ 193,114
                                                                                       =======            =======





Note: The condensed balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.





          See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                                                     Three-Months       Three-Months
                                                                                         Ended              Ended
                                                                                       March 31,          March 31,
                                                                                          2002               2001

Revenue:
   Energy revenues...........................................................        $  42,350          $   5,977
   Capacity revenues.........................................................            3,148                 76
   Interest and other income.................................................              474                135
                                                                                        ------             ------
          Total revenue......................................................           45,972              6,188

Operating expenses:
   Plant operating expenses..................................................            2,307              1,762
   Royalty expense...........................................................            2,212              3,770
   Depreciation and amortization.............................................            2,536              2,499
                                                                                        ------             ------
          Total operating expenses...........................................            7,055              8,031

          Operating income (loss)............................................           38,917             (1,843)

Other expenses:
   Interest expense..........................................................            2,775              2,984
   Amortization of deferred financing costs..................................               79                130
                                                                                        ------             ------
          Total other expenses...............................................            2,854              3,114

          Net income (loss)..................................................        $  36,063          $  (4,957)
                                                                                        ======             ======



     See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                                      Three-Months      Three-Months
                                                                                         Ended             Ended
                                                                                        March 31,         March 31,
                                                                                          2002              2001


Net cash provided by (used in) operating activities..........................        $  47,122          $  (2,470)
Net cash provided by (used in) investing activities..........................           (2,484)               (18)
Net cash provided by (used in) financing activities..........................          (29,910)               ---
                                                                                       --------            -------

Net change in cash and cash equivalents......................................        $  14,728          $  (2,488)
                                                                                       ========            =======



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

(2)      Basis of Presentation

The accompanying unaudited condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2001.

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

(3)      Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and CFP had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded by CFP of $25.8 million for the three-months ended March 31, 2001, has been reclassified as a reduction of revenue to conform with the 2002 presentation.

On March 1, 2002, Edison reached certain financing milestones and paid CFP for revenue generated, but not recognized for the period November 1, 2000 through March 26, 2001. For the three-month period ended March 31, 2002, CFP recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $37.3 million.

(4)      Reclassifications

Certain other reclassifications have been made to the 2001 statements of operations to conform to the 2002 presentation.

                                               COSO ENERGY DEVELOPERS
                                         UNAUDITED CONDENSED BALANCE SHEETS
                                               (Dollars in thousands)


                                                                                      March 31,        December 31,
                                                                                        2002              2001
                                                                                                         (Note)
Assets:
   Cash and cash equivalents.................................................        $  10,233          $     ---
   Restricted cash and investments...........................................            8,551              7,368
   Accounts receivable, net..................................................            4,132              2,939
   Prepaid expenses and other assets.........................................              526                849
   Amounts due from related parties..........................................              409                401
   Property, plant and equipment, net........................................          145,012            148,417
   Power purchase agreement, net.............................................           18,169             18,437
   Investment in Coso Transmission Line Partners.............................            2,710              2,738
   Investment in New CLPSI Company, LLC......................................              738                789
   Deferred financing costs, net.............................................            1,976              2,040
                                                                                       -------            -------

                                                                                     $ 192,456          $ 183,978
                                                                                       =======            =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities..................................        $   3,090          $   7,699
   Amounts due to related parties............................................           27,898             27,267
   Project loans.............................................................           96,250             96,250
                                                                                       -------            -------
                                                                                       127,238            131,216
   Partners' capital.........................................................           65,218             52,762
                                                                                       -------            -------

                                                                                     $ 192,456          $ 183,978
                                                                                       =======            =======



 Note: The condensed balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.







          See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                                                     Three-Months       Three-Months
                                                                                        Ended               Ended
                                                                                       March 31,           March 31,
                                                                                         2002                2001
Revenue:
   Energy revenues...........................................................        $  40,429          $     756
   Capacity revenues.........................................................            3,051                 69
   Interest and other income.................................................              642                620
                                                                                        ------             ------
          Total revenue......................................................           44,122              1,445

Operating expenses:
   Plant operating expenses..................................................            2,605              2,361
   Royalty expense...........................................................               11              2,868
   Depreciation and amortization.............................................            4,059              3,946
                                                                                        ------             ------
          Total operating expenses...........................................            6,675              9,175

          Operating income (loss)............................................           37,447             (7,730)

Other expenses:
   Interest expense..........................................................            2,180              2,257
   Amortization of deferred financing costs..................................               64                 79
                                                                                        ------             ------
          Total other expenses...............................................            2,244              2,336


           Net income (loss).................................................        $  35,203          $ (10,066)
                                                                                        ======             ======




     See accompanying notes to the unaudited condensed financial statements

                                               COSO ENERGY DEVELOPERS
                                    UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)



                                                                                    Three-Months       Three-Months
                                                                                       Ended              Ended
                                                                                      March 31,          March 31,
                                                                                        2002               2001

Net cash provided by (used in) operating activities..........................        $  34,552          $     947
Net cash provided by (used in) investing activities..........................           (1,569)            (2,045)
Net cash provided by (used in) financing activities..........................          (22,750)               ---
                                                                                       --------             ------

Net change in cash and cash equivalents......................................        $  10,233          $  (1,098)
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

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2001.

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

(3)      Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and CED had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded by CED of $26.0 million for the three-months ended March 31, 2001, has been reclassified as a reduction of revenue to conform with the 2002 presentation.

On March 1, 2002, Edison reached certain financing milestones and paid CED for revenue generated, but not recognized for the period November 1, 2000 through March 26, 2001. For the three-month period ended March 31, 2002, CED recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $37.1 million.

(4)      Reclassifications

Certain other reclassifications have been made to the 2001 statements of operations to conform to the 2002 presentation.

                              COSO POWER DEVELOPERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                      March 31,          December 31,
                                                                                        2002                2001
                                                                                                           (Note)
Assets:
   Cash and cash equivalents.................................................        $  13,187          $     ---
   Restricted cash and investments...........................................            5,556              5,517
   Accounts receivable, net..................................................            4,648              3,210
   Prepaid expenses and other assets.........................................              431                660
   Amounts due from related parties..........................................            5,559              6,139
   Property, plant and equipment, net........................................          121,603            124,665
   Power purchase agreement, net.............................................           22,122             22,820
   Investment in Coso Transmission Line Partners.............................            3,365              3,398
   Investment in New CLPSI Company, LLC......................................            1,890              1,913
   Deferred financing costs, net.............................................            1,682              1,736
                                                                                       -------             ------

                                                                                     $ 180,043          $ 170,058
                                                                                       =======            =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities..................................        $   7,377          $  15,860
   Amounts due to related parties............................................            3,710              7,778
   Project loans.............................................................           84,200             84,200
                                                                                       -------            -------
                                                                                        95,287            107,838
   Partners' capital............................................................        84,756             62,220
                                                                                       -------            -------

                                                                                     $ 180,043          $ 170,058
                                                                                       =======            =======




Note: The condensed balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.



          See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                                                    Three-Months       Three-Months
                                                                                       Ended              Ended
                                                                                      March 31,          March 31,
                                                                                        2002               2001

Revenue:
   Energy revenues...........................................................        $  41,371          $  (2,623)
   Capacity revenues.........................................................            3,051                 69
   Interest and other income.................................................              482                358
                                                                                        ------            -------
          Total revenue......................................................           44,904             (2,196)

Operating expenses:
   Plant operating expenses..................................................            1,971              1,975
   Royalty expense...........................................................            1,057              3,712
   Depreciation and amortization.............................................            3,829              3,753
                                                                                        ------            -------
          Total operating expenses...........................................            6,857              9,440

          Operating income (loss)............................................           38,047            (11,636)

Other expenses:
   Interest expense..........................................................            1,908              2,075
   Amortization on deferred financing costs..................................               54                192
                                                                                        ------            -------
          Total other expenses...............................................            1,962              2,267

          Net income (loss)..................................................        $  36,085          $ (13,903)
                                                                                        ======            =======




     See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                                    Three-Months       Three-Months
                                                                                       Ended              Ended
                                                                                      March 31,          March 31,
                                                                                        2002               2001


Net cash provided by (used in) operating activities..........................        $  26,844          $    (911)
Net cash provided by (used in) investing activities..........................             (107)               366
Net cash provided by (used in) financing activities..........................          (13,550)               ---
                                                                                       --------             ------

Net change in cash and cash equivalents......................................        $  13,187          $    (545)
                                                                                       ========             ======




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

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2001.

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

(3)      Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and CPD had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded by CPD of $27.0 million for the three-months ended March 31, 2001, has been reclassified as a reduction of revenue to conform with the 2002 presentation.

On March 1, 2002, Edison reached certain financing milestones and paid CPD for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001. For the three-month period ended March 31, 2002, CPD recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $38.0 million.

(4)      Reclassifications

Certain other reclassifications have been made to the 2001 statements of operations to conform to the 2002 presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for historical financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. ("Funding Corp."), Coso Finance Partners ("the Navy I Partnership"), Coso Energy Developers ("the BLM Partnership"), and Coso Power Developers ("the Navy II Partnerships"), collectively, (the "Coso Partnerships") and their respective management. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Southern California Edison, ("Edison"), (iii) the information is of a preliminary nature and may be subject to further adjustment, (iv) risks related to the operation of power plants (v) the impact of avoided cost pricing, (vi) general operating risks, including resource availability and regulatory oversight, (vii) the dependence on third parties, (viii) changes in government regulation, (ix) the effects of competition, (x) the dependence on senior management, and (xi) fluctuations in quarterly results due in part to seosanality.


General

     The Coso Partnerships consist of three 80MW geothermal power plants, which are referred to as Navy I, BLM and Navy II, and their transmission lines, wells, gathering systems and other related facilities. The Coso Partnerships are located near one another at the United States Naval Air Weapons Center at China Lake, California. The Navy I Partnership owns Navy I and its related facilities. The BLM Partnership owns BLM and its related facilities. The Navy II Partnership owns Navy II and its related facilities. Affiliates of Caithness Corporation and CalEnergy Company, Inc. ("CalEnergy"), which is now known as MidAmerican Energy Holdings Company, formed the Coso Partnerships in the 1980s to develop, construct, own and operate the Coso Partnerhips. On February 25, 1999 Caithness Acquisition Company, LLC, (CAC) purchased all of CalEnergy's interests in the Coso Partnerships for $205.0 million in cash, plus the assumption of CalEnergy's and its affiliates' share of debt outstanding at the Coso Partnerships which then totaled approximately $67.0 million.

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

     For the three-months ended March 31, 2002, the Coso Partnerships elected to receive from Edison a fixed avoided cost of energy rate of 3.25 cents per kWh. During that period, Edison's annual average avoided cost of energy was 2.87 cents per kWh as compared to 15.1 cents per kWh for the three-months ended March 31, 2001.

     Edison entered into an agreement ("Agreement") with the Coso Partnerships on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002, as the date when the Coso Partnerships will begin receiving a fixed avoided cost of energy rate of 5.37 cents per kWh for five (5) years. Subsequent to the five year period, Edison will be required to make energy payments to the Coso Partnerships based on its avoided cost of energy until each partnership power purchase agreement expires. Estimates of Edison's future avoided cost of energy may vary significantly and no one can predict the likely level of future avoided cost of energy prices.

     In 1994, the Coso Partnerships implemented a steam-sharing program, under the Coso Geothermal Exchange Agreement. The purpose of the steam-sharing program is to enhance the management of the Coso geothermal resource and to optimize the resource's overall benefits to the Coso Partnerships by transferring steam among the Coso Partnerships. Under the steam sharing program, the partnership receiving the steam transfer splits revenue earned from electricity generated with the partnership that transferred the steam.

     The Coso Partnerships are required to make royalty payments to the U.S. Navy and the Bureau of Land Management. The Navy I Partnership pays a royalty for Unit I through reimbursement of electricity supplied to the U.S. Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the U.S. Navy Contract. This formula is largely based upon the tariff rates charged by Edison, which have recently been increased by the California Public Utilities Commission (CPUC). Discussions with the U.S. Navy are continuing to re-adjust the formula to reflect recent activity in the local energy market. In November 2001, a modification to the calculation of the reimbursement pricing formula was made to the U.S. Navy Contract resulting in a reduction of accrued royalties of $6.5 million. For Units 2 and 3, the Navy I Partnership's royalty expense paid to the U.S. Navy is a fixed percentage of electricity sales at 15% of revenue received by the Navy I Partnership through 2003 and will increase to 20% from 2004 through 2009. In addition, the Navy I Partnership is required to pay the U.S. Navy $25.0 million in December 2009, the date their contract expires. The payment is secured by funds placed on deposit monthly, which funds plus accrued interest will aggregate $25.0 million. Currently, the monthly amount deposited is approximately $60,000. The BLM Partnership pays a 10% royalty to the Bureau of Land Management based on the net value of steam produced. The Navy II Partnership pays a royalty to the U.S. Navy based on a fixed percentage of electricity sales to Edison. The royalty rate was 10% of electricity sales through 1999, and increased to 18% for 2000 through 2004 and will increase to 20% from 2005 through the end of the contract term. The Coso Partnerships also pay other royalties, at various rates which in the aggregate are not material.

     Funding Corp is a special purpose corporation and a wholly owned subsidiary of the Coso Partnerships. It was formed for the purpose of issuing the senior secured notes on behalf of the Coso Partnerships who have jointly, severally, and unconditionally guaranteed repayment of the senior secured notes.

     On May 28, 1999, Funding Corp. issued $110.0 million of 6.80% senior secured notes, which were paid off on December 15, 2001, and $303.0 million of 9.05% senior secured notes, which have payments due at various dates through December 15, 2009. The proceeds from the notes were loaned to the Coso Partnerships and are payable to Funding Corp from payments of principal and interest on the notes. Funding Corp. does not conduct any other operations apart from issuing the notes.

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

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with their retail customers that were significantly below the wholesale prices it paid in California. This resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16,
2001 Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the Coso Partnerships, pending a permanent solution to its liquidity crisis. This cash flow shortfall has adversely affected Edison's liquidity and in turn it did not pay the Coso Partnerships for energy delivered from November 2000 through March 26, 2001. As of December 31, 2001, the Coso Partnerships were unable to determine the time frame during which any future payments would be received. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Navy I, BLM and Navy II Partnerships did not recognize revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded by the Navy I, BLM and Navy II Partnerships of $25.8 million, $26.0 million and $27.0 million, respectively, for the three-months ended March 31, 2001, has been reclassified as a reduction of revenue to conform with the 2002 presentation.

     Pursuant to a CPUC order, Edison resumed making payments to the Coso Partnerships beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001, and continued to pay interest on the outstanding amount at 7% per annum. That payment was made pursuant to the Agreement between Edison and the Coso Partnerships described above. On March 1, 2002, Edison reached certain financing milestones and paid the Coso Partnerships for energy generated between November 1, 2000 and March 26, 2001 for which no revenue was recognized during that period. For the three-month period ended March 31, 2002, the Navy I, BLM and Navy II Partnerships recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $37.3 million, $37.1 million and $38.0 million, respectively.

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


     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso Partnership on a stand-alone basis:


                                                      Three-Months Ended
                                                           March 31,

                                                  2002                2001
                                                  ----                ----
   Navy I Partnership (stand alone)
     Operating capacity factor                   106.6%              109.6%
     Capacity (MW) (average)                      85.30               87.70
     kWh produced (000s)                         184,240             189,422

   BLM Partnership (stand alone)
     Operating capacity factor                    92.7%              102.2%
     Capacity (MW) (average)                      74.15               81.72
     kWh produced (000s)                         160,161             176,524

   Navy II Partnership (stand alone)
     Operating capacity factor                   109.0%              106.5%
     Capacity (MW) (average)                      87.23               85.22
     kWh produced (000s)                         188,414             184,067

     Total energy production for the BLM Partnership was 160.2 million kWh for the three-months ended March 31, 2002, as compared to 176.5 million kWh for the same period in 2001, a decrease of 9.2%. The decrease in energy production was primarily due to a decline in low pressure steam which is being remediated through well maintenance and capital improvements and a reduction in 2002 of steam transfers from the Navy II Partnership.


Results of Operations for the three-months ended March 31, 2002 and 2001

     The following discusses the results of operations of the Coso Partnerships for the three-months ended March 31, 2002 and 2001 (dollar amounts in tables are in thousands, except per kWh data):

Revenue

                                                    Three-Months                Three-Months
                                                       Ended                       Ended
                                                   March 31, 2002              March 31, 2001



                                                    $     Cents/kWh             $     Cents/kWh
                                                    -     ---------             -     ---------
Total Operating Revenues
  Navy I Partnership                              45,498    24.7               6,053     3.2
  BLM Partnership                                 43,480    27.1                 825     0.5
  Navy II Partnership                             44,422    23.6              (2,554)   (1.4)

Capacity & Capacity Bonus Revenues
  Navy I Partnership                               3,148     1.7                  76     0.0
  BLM Partnership                                  3,051     1.9                  69     0.0
  Navy II Partnership                              3,051     1.6                  69     0.0

Energy Revenues
  Navy I Partnership                              42,350    23.0               5,977     3.2
  BLM Partnership                                 40,429    25.2                 756     0.4
  Navy II Partnership                             41,371    22.0              (2,623)   (1.4)


     Total operating revenues for the Navy I, BLM and Navy II Partnerships, which consist of capacity payments, capacity bonus payments and energy payments, were $45.5 million, $43.5 million and $44.4 million, respectively, for the three-months ended March 31, 2002, as compared to $6.1 million, $.8 million and a loss of $2.6 million, respectively, for the same period in 2001, increases of $39.4 million, $42.7 million and $47.0 million, respectively. Capacity and capacity bonus revenues for each of the Navy I, BLM and Navy II Partnerships were $3.1 million for the three-months ended March 31, 2002, as compared to $0.1 million for the same period in 2001, each increased by $3.0 million. Total energy revenues for the Navy I, BLM and Navy II Partnerships were $42.4 million, $40.4 million and $41.4 million, respectively, for the three-months ended March 31, 2002, as compared to $6.0 million, $0.8 million and a loss of $2.6 million, respectively, for the same period in 2001, increases of $36.4 million $39.6 million and $44.0 million, respectively. Each Coso Partnership's increase in capacity and capacity bonus and energy revenues for the three-months ended March 31, 2002, as compared to the same period in 2001, was due to Edison's payment, on March 1, 2002, for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001 discussed above. The Navy I, BLM and Navy II Partnerships had not recognized revenues of $22.0 million, $21.8 million and $22.7 million, respectively, for the three-month period ended March 31, 2001. Revenues generated but not recognized for the period November 1, 2000 through March 1, 2002 for the Navy I, BLM and Navy II Partnerships of $37.3 million, $37.1 million and $38.0 million, respectively, were paid and recognized during the three-months ended March 31, 2002.

Interest and Other Income

                                      Three-Months             Three-Months
                                         Ended                    Ended
                                     March 31, 2002           March 31, 2001


                                      $     Cents/kWh          $     Cents/kWh
                                      -     ---------          -     ---------
Navy I Partnership                   474       0.3            135       0.1
BLM Partnership                      642       0.4            620       0.4
Navy II Partnership                  482       0.3            358       0.2



     The Navy I Partnership's interest and other income was $474,000 for the three-months ended March 31, 2002, as compared to $135,000 for the same period in 2001, an increase of $339,000. The Navy II Partnership's interest and other income was $482,000 for the three-months ended March 31, 2002 as compared to $358,000 for the same period in 2001, an increase of 34.6%. These increases for the three-months ended March 31, 2002, as compared to the same period in 2001, were primarily due to interest on amounts in arrears owed by Edison in 2002.


Plant Operations


                                      Three-Months             Three-Months
                                         Ended                    Ended
                                     March 31, 2002           March 31, 2001


                                     $      Cents/kWh         $      Cents/kWh
                                     -      ---------         -      ---------
Navy I Partnership                 2,307       1.3          1,762       0.9
BLM Partnership                    2,605       1.6          2,360       1.3
Navy II Partnership                1,971       1.0          1,975       1.1


     The Navy I Partnership's operating expenses, including operating and general and administrative expenses, were $2.3 million for the three-months ended March 31, 2002 as compared to $1.8 million for the same period in 2001, an increase of 27.8%. The increase for the three-months ended March 31, 2002, as compared to the same period in 2001 was primarily due to increased repair and maintenance projects, which had been deferred during the same period in 2001 due to the Edison's non-payment for energy delivered during the period from November 1, 2000 through March 26, 2001 discussed above.

     The BLM Partnership's operating expenses, including operating and general and administrative expenses, were $2.6 million for the three-months ended March 31, 2002, as compared to $2.4 million for the same period in 2001, an increase of 8.3%. The increase for the three-months ended March 31, 2002, as compared to the same period in 2001 was primarily due to an increased repair and maintenance projects, which had been deferred during the same period in 2001 due to the Edison's non-payment for energy delivered during the period from November 1, 2000 through March 26, 2001 discussed above.

Royalty Expense

                                      Three-Months             Three-Months
                                         Ended                    Ended
                                     March 31, 2002           March 31, 2001


                                     $      Cents/kWh         $      Cents/kWh
                                     -      ---------         -      ---------
Navy I Partnership                 2,212       1.2          3,770       2.0
BLM Partnership                       11       0.0          2,868       1.6
Navy II Partnership                1,057       0.6          3,712       2.0


     The Navy I Partnership's royalty expenses were $2.2 million for the three-months ended March 31, 2002, as compared to $3.8 million for the same period in 2001, a decrease of 42.1%. The BLM Partnership's royalty expenses were $11,000 for the three-months ended March 31, 2002, as compared to $2.9 million for the same period in 2001, a decrease of $2.9 million. The Navy II Partnership's royalty expenses were $1.1 million for the three-months ended March 31, 2002, as compared to $3.7 million for the same period in 2001, a decrease of 70.3%. These decreases in royalty expense for the Navy I, BLM and Navy II Partnerships for the three-months ended March 31, 2002 as compared to the same period in 2001, were due to a decrease in the avoided cost of energy from 15.1 cents per kWh for the three-month period ended March 31, 2001 to 3.25 cents per kWh for the three-month period ended March 31, 2002. The decrease in royalty cost for the Navy I Partnership was partially offset by an increased royalty for Unit 1 based on the royalty reimbursement formula.


Depreciation and Amortization

                                      Three-Months             Three-Months
                                         Ended                    Ended
                                     March 31, 2002           March 31, 2001

                                     $      Cents/kWh         $      Cents/kWh
                                     -      ---------         -      ---------
Navy I Partnership                 2,536       1.4          2,499       1.3
BLM Partnership                    4,059       2.5          3,946       2.2
Navy II Partnership                3,829       2.0          3,753       2.0


Depreciation and Amortization expenses for the three-months ended March 31, 2002 as compared to the same period in 2001, remained consistent over the two periods.


Interest Expense

                                      Three-Months             Three-Months
                                         Ended                    Ended
                                     March 31, 2002           March 31, 2001



                                     $      Cents/kWh         $      Cents/kWh
                                     -      ---------         -      ---------
Navy I Partnership                 2,775       1.5          2,984       1.6
BLM Partnership                    2,180       1.4          2,257       1.3
Navy II Partnership                1,908       1.0          2,075       1.1

     The Navy I Partnership's interest expense was $2.8 million for the three-months ended March 31, 2002, as compared to $3.0 million for the same period in 2001, a decrease of 6.7%. The Navy II Partnership's interest expense was $1.9 million for the three-months ended March 31, 2002, as compared to $2.1 million for the same period in 2001, a decrease of 9.5%. These decreases in interest expense for the three-months ended March 31, 2002, as compared to the same period in 2001 were due to reductions in the principal amount of the project loan from Funding Corp.


Liquidity and Capital Resources

     Each of the Navy I Partnership, the BLM Partnership and the Navy II Partnership derive substantially all of their cash flow from Edison under their power purchase agreements and from interest income earned on funds on deposit. As of December 2001, the 6.8% notes were repaid, subsequently leaving the Coso Partnerships with increased annual cash flow. The Coso Partnerships have used their cash primarily for capital expenditures for power plant improvements, resource and operating costs, distributions to partners and payments with respect to the project debt.

     The Coso Partnerships ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements. Edison's shortfall in collections, coupled with its near term capital requirements, materially and adversely affected its liquidity. In resolution of that issue, Edison settled with the CPUC on October 2, 2001, enabling it to recover in retail electric rates its historical shortfall in electric purchase costs. Immediately after this settlement, Edison and each of the Coso Partnerships entered into an amendment of their respective Agreement (referenced above) pertaining to partial payment and interest payments relating to Edison's past due obligations for the period from November 2000 through March 26, 2001. The Agreement, as amended, was approved by CPUC in January of 2002, and established the fixed energy rates discussed above and set payment terms for the past due amounts owed to the Coso Partnerships by Edison. Edison's failure to pay its future obligations may have a material adverse effect on the Coso Partnerships ability to make debt service payments to Funding Corp. as they come due under the Funding Corp. notes.

     On March 1, 2002, Edison reached certain financing milestones and paid the Coso Partnerships for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001. In the first quarter of 2002 the Navy I, BLM and Navy II Partnerships recognized revenue for energy delivered during that period of $37.3 million. $37.1 million and $38.0 million, respectively.


     The following table sets forth a summary of each Coso Partnership's cash flows for the three-months ended March 31, 2002 and March 31, 2001.


                                                                    Three-Months            Three-Months
                                                                       Ended                   Ended
                                                                   March 31, 2002          March 31, 2001
Navy I Partnership (stand alone)
  Net cash provided by (used in) operating activities                $   47,122             $   (2,470)
  Net cash provided by (used in) investing activities                    (2,484)                   (18)
  Net cash provided by (used in) financing activities                   (29,910)                   ---
                                                                        --------                -------
      Net change in cash and cash equivalents                        $   14,728             $   (2,488)
                                                                        ========                =======

                                       27

BLM Partnership (stand alone)
  Net cash provided by operating activities                          $   34,552             $      947
  Net cash provided by (used in) investing activities                    (1,569)                (2,045)
  Net cash provided by (used in) financing activities                   (22,750)                   ---
                                                                        --------                -------
      Net change in cash and cash equivalents                        $   10,233             $   (1,098)
                                                                        ========                =======

Navy II Partnership (stand alone)
  Net cash provided by (used in) operating activities                $   26,844             $     (911)
  Net cash provided by (used in) investing activities                      (107)                   366
  Net cash provided by (used in) financing activities                   (13,550)                   ---
                                                                        --------                -------
      Net change in cash and cash equivalents                        $   13,187              $     545
                                                                        ========                =======


     The Navy I Partnership's cash flows from operating activities increased by $49.6 million for the three-months ended March 31, 2002, as compared to the same period in 2001, primarily due to the increase in net income from the cash received for Edison's payment for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001.

     Cash used in investing activities at the Navy I Partnership increased by $2.5 million for the three-months ended March 31, 2002, as compared to the same period in 2001, primarily due to an increase in restricted cash requirements associated with the project loan from Funding Corp.

     The Navy I Partnership's cash used in financing activities increased by $29.9 million for the three-months ended March 31, 2002, as compared to the same period in 2001, due to increased partner distributions paid during that period in 2002.

     The BLM Partnership's cash flows from operating activities increased by $33.6 million for the three-months ended March 31, 2002, as compared to the same period in 2001, primarily due to the increase in net income from the cash received for Edison's payment for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001.

     Cash used in investing activities at the BLM Partnership decreased by $0.5 million for the three-months ended March 31, 2002, as compared to the same period in 2001, primarily due to a decrease in capital expenditures partially offset by an increase in restricted cash requirements associated with the project loan from Funding Corp.

     The BLM Partnership's cash used in financing activities increased by $22.8 million for the three-months ended March 31, 2002, as compared to the same period in 2001, due to increased partner distributions paid during that period in 2002.

     The Navy II Partnership's cash flows from operating activities increased by $27.8 million for the three-months ended March 31, 2002, as compared to the same period in 2001, primarily due to the increase in net income from the cash received for Edison's payment for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001.

     Cash from investing activities at the Navy II Partnership decreased by $0.5 million for the three-months ended March 31, 2002, as compared to the same period in 2001, primarily due to an increase in restricted cash requirements associated with the project loan from Funding Corp.

     The Navy II Partnership's cash used in financing activities increased by $13.6 million for the three-months ended March 31, 2002, as compared to the same period in 2001, due to increased partner distributions paid during that period in 2002.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

                  None.

ITEM 5.   Other Information

 Supplemental Condensed Combined Financial Information for the Coso Partnerships

     The following information presents unaudited condensed combined financial statements of the Coso Partnerships. These financial statements represent a combination of the financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers and Coso Power Developers for the periods indicated. This supplemental financial information is not required by accounting principles generally accepted in the United States of America and has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships as a whole, which jointly and severally guarantee the repayment of Caithness Coso Funding Corp's senior notes. The unaudited condensed combined financial statements should be read in conjunction with each individual Coso Partnership's financial statements and their accompanying notes.

     The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                                COSO PARTNERSHIPS
                   UNAUDITED CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                       March 31,        December 31,
                                                                                         2002               2001
Assets:
   Cash and cash equivalents.................................................        $  38,412          $    264
   Restricted cash and investments...........................................           37,873             34,210
   Accounts receivable, net..................................................           13,538              9,603
   Prepaid expenses and other assets.........................................            1,637              2,159
   Amounts due from related parties..........................................            6,118              6,488
   Property, plant and equipment, net........................................          404,846            413,519
   Power purchase agreement, net.............................................           51,097             52,350
   Investments...............................................................           12,684             12,843
   Deferred financing costs, net.............................................            6,103              6,300
                                                                                       -------             ------

                                                                                     $ 572,308          $ 537,736
                                                                                       =======            =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities..................................        $  35,814          $  42,362
   Amounts due to related parties............................................           24,942             24,967
   Project loans.............................................................          303,000            303,000
                                                                                       -------            -------
                                                                                       363,756            370,329
Partners' capital............................................................          208,552            167,407
                                                                                       -------            -------

                                                                                     $ 572,308          $ 537,736
                                                                                       =======            =======


 See accompanying notes to the unaudited condensed combined financial statements


                                COSO PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                                                     Three-Months         Three-Months
                                                                                        Ended                Ended
                                                                                       March 31,            March 31,
                                                                                         2002                 2001

Revenue:
   Energy revenues...........................................................        $ 124,150          $   4,110
   Capacity revenues.........................................................            9,250                214
   Interest and other income.................................................            1,598              1,113
                                                                                       -------             ------
          Total revenue......................................................          134,998              5,437

Operating expenses:
   Plant operating expenses..................................................            6,883              6,907
   Royalty expense...........................................................            3,280             10,351
   Depreciation and amortization.............................................           10,424             10,198
                                                                                       -------             ------
          Total operating expenses...........................................           20,587             26,646

          Operating income (loss)............................................          114,411            (21,209)

  Other expenses:
   Interest expense..........................................................            6,863              7,316
   Amortization of deferred financing costs..................................              197                401
                                                                                       -------             ------
          Total other expenses...............................................            7,060              7,717


           Net income (loss).................................................        $ 107,351          $ (28,926)
                                                                                       =======             =======




See accompanying notes to the unaudited condensed combined financial statements

                                COSO PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                     Three-Months         Three-Months
                                                                                        Ended                Ended
                                                                                       March 31,            March 31,
                                                                                         2002                 2001


Net cash provided by (used in) operating activities..........................        $ 108,518          $  (2,434)
Net cash provided by (used in) investing activities..........................           (4,160)            (1,697)
Net cash provided by (used in) financing activities..........................          (66,210)              ---
                                                                                       --------            -------

Net change in cash and cash equivalents......................................        $  38,148          $  (4,131)
                                                                                       ========            =======




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

(2)      Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Coso Partnerships had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded by the Coso Partnerships of $78.8 million for the three-months ended March 31, 2001, has been reclassified as a reduction of revenue to conform with the 2002 presentation.

On March 1, 2002, Edison reached certain financing milestones and paid the Coso Partnerships for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001. For the three-month period ended March 31, 2002, the Coso Partnerships recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $112.4 million.

(3)      Reclassifications

Certain other reclassifications have been made to the 2001 statements of operations to conform to the 2002 presentation.

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

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS       X  3 - MOS
                                         -- ----           -- ---
                                                X YEAR             YEAR
                                               ---              ---
                                            (for annual report filings)
                                                  OTHER            OTHER
                                              ----             ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2001           DEC-31-2002
                                            -----------           -----------
                                            mmm-dd-yyyy           mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2001           JAN-01-2002
                                            -----------           -----------
                                            mmm-dd-yyyy           mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2001           MAR-31-2002
                                            -----------           -----------
                                            mmm-dd-yyyy           mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 3 MOS
                                                     ----                        -----                          ---
CASH                                                         0                           0
SECURITIES                                                   0                           0
RECEIVABLES                                            304,225                     311,079
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETDS                                          1,225                       8,079
PP&E                                                         0                           0
DEPRECIATION                                                 0                           0
TOTAL ASSETS                                           304,225                     311,079
CURRENT LIABILITIES                                      1,225                       8,079
BONDS                                                  303,000                     303,000
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             304,225                     311,079
SALES                                                        0                           0
TOTAL REVENUES                                          28,820                       6,854
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                               0                           0
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       28,820                       6,854
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                                   0                           0
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS    X    3 - MOS
                                         -- ----         -- ----
                                                X YEAR            YEAR
                                               ---             ---
                                            (for annual report filings)
                                                  OTHER           OTHER
                                              ----            ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2001          DEC-31-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2001          JAN-01-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2001          MAR-31-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 3 MOS
                                                     ----                        -----
CASH                                                       264                      14,992
SECURITIES                                              21,325                      23,766
RECEIVABLES                                             12,816                       6,862
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          13,730                      22,534
PP&E                                                   229,084                     229,112
DEPRECIATION                                            88,647                      90,881
TOTAL ASSETS                                           193,114                     201,763
CURRENT LIABILITIES                                     18,139                      20,635
BONDS                                                  122,550                     122,550
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             193,114                     201,763
SALES                                                   75,419                      45,498
TOTAL REVENUES                                          78,347                      45,972
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          51,201                       7,055
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       12,437                       2,854
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                              14,709                      36,063
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS     X   3  - MOS
                                         -- ----         -- ----
                                                X YEAR            YEAR
                                               ---             ---
                                            (for annual report filings)
                                                  OTHER           OTHER
                                              ----            ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2001          DEC-31-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2001          JAN-01-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2001          MAR-31-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 3 MOS
                                                     ----                        -----
CASH                                                         0                      10,233
SECURITIES                                               7,368                       8,551
RECEIVABLES                                              3,340                       4,541
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                           4,189                      15,300
PP&E                                                   247,203                     247,547
DEPRECIATION                                            98,786                     102,535
TOTAL ASSETS                                           183,978                     192,456
CURRENT LIABILITIES                                     34,966                      30,988
BONDS                                                   96,250                      96,250
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             183,978                     192,456
SALES                                                   65,830                      43,480
TOTAL REVENUES                                          69,596                      44,122
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          53,185                       6,675
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        9,398                       2,244
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                               7,013                      35,203
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS     X   3  - MOS
                                         -- ----         -- ----
                                                  YEAR            YEAR
                                               ---             ---
                                            (for annual report filings)
                                                  OTHER           OTHER
                                              ----            ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2001          DEC-31-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2001          JAN-01-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2001          MAR-31-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 3 MOS
                                                     ----                        -----
CASH                                                         0                      13,187
SECURITIES                                               5,517                       5,556
RECEIVABLES                                              9,349                      10,207
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          10,009                      23,825
PP&E                                                   209,652                     209,664
DEPRECIATION                                            84,987                      88,061
TOTAL ASSETS                                           170,058                     180,043
CURRENT LIABILITIES                                     23,638                      11,087
BONDS                                                   84,200                      84,200
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             170,058                     180,043
SALES                                                   59,122                      44,422
TOTAL REVENUES                                          62,005                      44,904
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          57,141                       6,857
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        9,247                       1,962
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                             (4,383)                      36,085
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 7, 2002                     CAITHNESS COSO FUNDING CORP.,
                                       a Delaware corporation

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