Form 10-Q
period 2002-06-30
CAITHNESS COSO FUNDING CORP; COSO POWER DEVELOPERS; COSO FINANCE PARTNERS; COSO ENERGY DEVELOPERS
filed 2002-08-14
CIK 1088866, 1088873, 1088870, 1088869

FORM 10-Q

(MarkOne)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended June 30, 2002
                                                        -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ______________to________________

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

         300 shares in Caithness Coso Funding Corp. as of August 9, 2002
         ---------------------------------------------------------------

                          CAITHNESS COSO FUNDING CORP.
                                    Form 10-Q
                       For the Quarter Ended June 30, 2002


PART I.  FINANCIAL INFORMATION                                          Page No.

ITEM 1.  Financial Statements


 Caithness Coso Funding Corp.
 Unaudited condensed balance sheets at June 30, 2002 and
  December 31, 2001                                                          4
 Unaudited condensed statements of operations for the three-months ended June 30, 2002, the three-months ended June 30, 2001 , the six-months ended June 30, 2002, and the six-months ended
  June 30, 2001                                                              5
 Unaudited condensed statements of cash flows for the six-months
  ended June 30, 2002, and the six-months ended June 30, 2001                6
 Notes to the unaudited condensed financial statements                       7

 Coso Finance Partners
 Unaudited condensed balance sheets at June 30, 2002 and
  December 31, 2001                                                          8
 Unaudited condensed statements of operations for the three-months ended June 30, 2002, the three-months ended June 30, 2001, the six-months ended June 30, 2002, and the six-months
  ended June 30, 2001                                                        9
 Unaudited condensed statements of cash flows for the six-months
  ended June 30, 2002, and the six-months ended June 30, 2001               10
 Notes to the unaudited condensed financial statements                      11

 Coso Energy Developers
 Unaudited condensed balance sheets at June 30, 2002 and
  December 31, 2001                                                         12
 Unaudited condensed statements of operations for the three-months months ended June 30, 2002, the three-months ended June 30, 2001, the six-months ended June 30, 2002, and the six-months ended
  June 30, 2001                                                             13
 Unaudited condensed statements of cash flows for the six-months
  ended June 30, 2002, and the six-months ended June 30, 2001               14
 Notes to the unaudited condensed financial statements                      15

 Coso Power Developers
 Unaudited condensed balance sheets at June 30, 2002 and
  December 31, 2001                                                         16
 Unaudited condensed statements of operations for the three-months months ended June 30, 2002, the three-months ended June 30, 2001, the six-months ended June 30, 2002, and the six-months ended
  June 30, 2001                                                             17
 Unaudited condensed statements of cash flows the six-months
  ended June 30, 2002, and the six-months ended June 30, 2001               18
 Notes to the unaudited condensed financial statements                      19

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              20

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                  29
ITEM 2.  Change in Securities and Use of Proceeds                           29
ITEM 3.  Defaults upon Senior Securities                                    30
ITEM 4.  Submission of Matters to a Vote of Security Holders                30
ITEM 5.  Other Information                                                  30
 Supplemental condensed combined financial information for the
 Coso Partnerships
Unaudited condensed combined balance sheets
  at June 30, 2002 and December 31, 2001                                    31
 Unaudited condensed combined statements of operations for the three-months ended June 30, 2002, the three-months ended
  June 30, 2001, the six-months ended June 30, 2002, and the
  six-months ended June 30, 2001                                            32
 Unaudited condensed combined statements of cash flows for the six-months ended June 30, 2002, and the six-months ended
  June 30, 2001                                                             33
 Notes to the unaudited condensed combined financial statements             34

ITEM 6.  Exhibits and Reports on Form 8-K                                   35

                          CAITHNESS COSO FUNDING CORP.
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                 December 31,        June 30,
                                                                    2002               2001
                                                                                      (Note)

Assets:
   Accrued interest receivable.......................            $   1,224         $   1,225
   Project loan to Coso Finance Partners.............              117,911           122,550
   Project loan to Coso Energy Developers............               93,700            96,250
   Project loan to Coso Power Developers.............               82,680            84,200
                                                                   -------            ------

                                                                 $ 295,515         $ 304,225
                                                                   =======           =======

Liabilities and Stockholders' Equity:
   Senior secured notes:
      Accrued interest payable.......................            $   1,224         $   1,225
      9.05% notes due 2009...........................              294,291           303,000
                                                                   -------           -------
                                                                   295,515           304,225
Stockholders' equity.................................                    -                 -
                                                                   -------           -------

                                                                 $ 295,515         $ 304,225
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





          See accompanying notes to the unaudited condensed financial statements



                          CAITHNESS COSO FUNDING CORP.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                    Three-Months       Three-Months       Six-Months      Six-Months
                                        Ended              Ended            Ended           Ended
                                       June 30,           June 30,         June 30,        June 30,
                                         2002               2001             2002            2001

Interest income................      $  6,856           $  5,997         $  13,710       $  14,598
Interest expense...............        (6,856)            (5,997)          (13,710)        (14,598)
                                       -------            -------          --------        --------

        Net income.............      $    ---           $    ---         $     ---       $     ---
                                       =======            =======          ========        ========




     See accompanying notes to the unaudited condensed financial statements


                          CAITHNESS COSO FUNDING CORP.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                        Six-Months          Six-Months
                                                                          Ended               Ended
                                                                         June 30,            June 30,
                                                                           2002                2001

Net cash provided by (used in) investing activities.......             $  8,710            $  11,241
Net cash provided by (used in) financing activities.......               (8,710)             (11,241)
                                                                         -------             --------
Net change in cash and cash equivalents...................             $    ---            $     ---
                                                                         =======             ========

Supplemental cash flow disclosure:
   Cash paid for interest.................................             $ 13,710            $  14,631
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


                              COSO FINANCE PARTNERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                      June 30,         December 31,
                                                                                       2002                2001
                                                                                                          (Note)


Assets:
   Cash and cash equivalents..................................................      $   1,583         $     264
   Restricted cash and investments............................................         24,092            21,325
   Accounts receivable, net...................................................         10,619             3,454
   Prepaid expenses & other assets............................................            308               650
   Amounts due from related parties...........................................          2,838             9,362
   Property, plant & equipment, net...........................................        136,002           140,437
   Power purchase agreement, net..............................................         10,519            11,093
   Investment in New CLPSI Company, LLC.......................................          4,021             4,005
   Deferred financing costs, net..............................................          2,366             2,524
                                                                                      -------           -------

                                                                                    $ 192,348         $ 193,114
                                                                                      =======           =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...................................      $  17,014         $  17,578
   Amounts due to related parties.............................................            566               561
   Project loans..............................................................        117,911           122,550
                                                                                      -------          --------
                                                                                      135,491           140,689
   Partners' capital..........................................................         56,857            52,425
                                                                                      -------          --------

                                                                                    $ 192,348         $ 193,114
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





          See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                           Three-Months        Three-Months       Six-Months      Six-Months
                                                              Ended               Ended             Ended           Ended
                                                             June 30,            June 30,          June 30,        June 30,
                                                               2002                2001              2002            2001

Revenue:
   Energy revenues.................................         $  10,762           $  20,103        $  53,112       $  26,080
   Capacity revenues...............................             3,566               3,689            6,714           3,765
   Interest and other income.......................             1,045               1,043            1,519           1,178
                                                              -------            --------           ------          ------
          Total revenue............................            15,373              24,835           61,345          31,023

Operating expenses:
   Plant operating expenses........................             2,261               2,812            4,568           4,574
   Royalty expense.................................             3,419               2,984            5,631           6,754
   Depreciation and amortization...................             2,541               2,541            5,077           5,040
                                                              -------            --------           ------          ------
          Total operating expenses.................             8,221               8,337           15,276          16,368

          Operating income.........................             7,152              16,498           46,069          14,655

Other expenses:
    Interest expense...............................             2,773               2,971            5,548           5,955
    Amortization of deferred financing costs.......                79                 130              158             260
                                                              -------            --------           ------          ------
          Total other expenses.....................             2,852               3,101            5,706           6,215

          Net income...............................         $   4,300           $  13,397        $  40,363       $   8,440
                                                              =======            ========           ======          ======







     See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                     Six-Months           Six-Months
                                                                        Ended                Ended
                                                                      June 30,             June 30,
                                                                        2002                 2001

Net cash provided by (used in) operating activities...........     $   44,724            $   11,665
Net cash provided by (used in) investing activities...........         (2,835)               (1,144)
Net cash provided by (used in) financing activities...........        (40,570)               (8,381)
                                                                      --------               -------
Net change in cash and cash equivalents.......................     $    1,319            $   (2,140)
                                                                      ========               =======
Supplemental cash flow disclosure:
    Cash paid for interest....................................     $    5,545            $    5,968
                                                                      ========               =======





     See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


(1) Organization and Operation

Coso Finance partners (CFP), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the China Lake Naval Air Weapons Station, China Lake California. CFP sells all electricity produced to Southern California Edison (Edison) under a 24-year power purchase contract expiring in 2011.

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

(3) Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and CFP had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded by CFP of $21.6 million for the six-months ended June 30, 2001, has been reclassified as a reduction of revenue to conform with the 2002 presentation.

On March 1, 2002, Edison reached certain financing milestones and paid CFP for revenue generated, but not recognized for the period November 1, 2000 through March 26, 2001. For the six-month period ended June 30, 2002, CFP recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $37.3 million.

(4) Reclassifications

Certain other reclassifications have been made to the 2001 statements of operations to conform to the 2002 presentation.

                             COSO ENERGY DEVELOPERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                 June 30,          December 31,
                                                                                   2002                2001
                                                                                                      (Note)

Assets:
   Cash and cash equivalents..............................................      $     391           $     ---
   Restricted cash and investments........................................          8,618               7,368
   Accounts receivable, net...............................................          9,113               2,939
   Prepaid expenses and other assets......................................            130                 849
   Amounts due from related parties.......................................            418                 401
   Property, plant and equipment, net.....................................        141,219             148,417
   Power purchase agreement, net..........................................         17,901              18,437
   Investment in Coso Transmission Line Partners..........................          2,683               2,738
   Investment in New CLPSI Company, LLC...................................            754                 789
   Deferred financing costs, net..........................................          1,912               2,040
                                                                                  -------             -------

                                                                                $ 183,139           $ 183,978
                                                                                  =======             =======


Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...............................      $   1,393           $   7,699
   Amounts due to related parties.........................................         25,325              27,267
   Project loans..........................................................         93,700              96,250
                                                                                  -------             -------
                                                                                  120,418             131,216
   Partners' capital......................................................         62,721              52,762
                                                                                  -------             -------

                                                                                $ 183,139           $ 183,978
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







          See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                           Three-Months        Three-Months       Six-Months      Six-Months
                                                              Ended               Ended             Ended           Ended
                                                             June 30,            June 30,          June 30,        June 30,
                                                               2002                2001              2002            2001

Revenue:
   Energy revenues.................................         $   7,706           $  18,701        $  48,135       $  19,457
   Capacity revenues...............................             3,484               3,611            6,535           3,680
   Interest and other income.......................               260               1,217              902           1,837
                                                               ------              ------           ------          ------
          Total revenue............................            11,450              23,529           55,572          24,974

Operating expenses:
   Plant operating expenses........................             2,648               2,847            5,253           5,208
   Royalty expense.................................               664               1,158              675           4,026
   Depreciation and amortization...................             4,173               3,929            8,232           7,875
                                                               ------              ------           ------          ------
          Total operating expenses.................             7,485               7,934           14,160          17,109

          Operating income.........................             3,965              15,595           41,412           7,865

Other expenses:
    Interest expense...............................             2,177               2,251            4,357           4,508
    Amortization of deferred financing costs.                      63                  80              127             159
                                                               ------              ------           ------          ------
          Total other expenses.....................             2,240               2,331            4,484           4,667

          Net income...............................         $   1,725           $  13,264        $  36,928       $   3,198
                                                               ======              ======           ======          ======







     See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                    Six-Months            Six-Months
                                                                      Ended                 Ended
                                                                     June 30,              June 30,
                                                                       2002                  2001

Net cash provided by (used in) operating activities...........     $   31,657            $    9,427
Net cash provided by (used in) investing activities...........         (1,747)               (4,427)
Net cash provided by (used in) financing activities...........        (29,519)               (5,885)
                                                                      -------                ------
Net change in cash and cash equivalents.......................     $      391            $     (885)
                                                                      =======                ======
Supplemental cash flow disclosure:
    Cash paid for interest....................................     $    4,355            $    4,514
                                                                      =======                ======





     See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


(1) Organization and Operation

Coso Energy Developers (CED), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CED sells all electricity produced to Southern California Edison (Edison) under a 30-year power purchase contract expiring in 2019.

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

(3) Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and CED had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded by CED of $21.8 million for the six-months ended June 30, 2001, has been reclassified as a reduction of revenue to conform with the 2002 presentation.

On March 1, 2002, Edison reached certain financing milestones and paid CED for revenue generated, but not recognized for the period November 1, 2000 through March 26, 2001. For the six-month period ended June 30, 2002, CED recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $37.1 million.

(4) Reclassifications

Certain other reclassifications have been made to the 2001 statements of operations to conform to the 2002 presentation.

                              COSO POWER DEVELOPERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                  June 30,            December 31,
                                                                                    2002                  2001
                                                                                                         (Note)
Assets:
   Cash and cash equivalents................................................    $     131            $     ---
   Restricted cash and investments..........................................        6,299                5,517
   Accounts receivable, net.................................................        9,325                3,210
   Prepaid expenses and other assets........................................          336                  660
   Amounts due from related parties.........................................        6,372                6,139
   Property, plant and equipment, net.......................................      118,663              124,665
   Power purchase agreement, net............................................       21,423               22,820
   Investment in Coso Transmission Line Partners............................        3,332                3,398
   Investment in New CLPSI Company, LLC.....................................        1,916                1,913
   Deferred financing costs, net............................................        1,627                1,736
                                                                                  -------              -------

                                                                                $ 169,424           $  170,058
                                                                                  =======              =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities.................................    $   2,161           $   15,860
   Amounts due to related parties...........................................        2,594                7,778
   Project loans............................................................       82,680               84,200
                                                                                  -------              -------
                                                                                   87,435              107,838
Partners' capital...........................................................       81,989               62,220
                                                                                  -------              -------

                                                                                $ 169,424           $  170,058
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






          See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                           Three-Months        Three-Months       Six-Months      Six-Months
                                                              Ended               Ended              Ended           Ended
                                                             June 30,            June 30,           June 30,        June 30,
                                                               2002                2001               2002            2001

Revenue:
   Energy revenues.................................         $   6,266           $  15,608        $  47,637       $  12,985
   Capacity revenues...............................             3,505               3,629            6,556           3,698
   Interest and other income.......................               169                 896              651           1,254
                                                                -----              ------           ------          ------
          Total revenue............................             9,940              20,133           54,844          17,937

Operating expenses:
   Plant operating expenses........................             2,519               2,875            4,490           4,850
   Royalty expense.................................             1,692               2,181            2,749           5,893
   Depreciation and amortization...................             3,830               3,831            7,659           7,584
                                                                -----              ------           ------          ------
          Total operating expenses.................             8,041               8,887           14,898          18,327

          Operating income (loss)..................             1,899              11,246           39,946            (390)

Other expenses:
    Interest expense...............................             1,905               2,062            3,813           4,137
    Amortization of deferred financing costs.......                54                 193              108             385
                                                                -----              ------           ------          ------
          Total other expenses.....................             1,959               2,255            3,921           4,522

          Net income (loss)........................         $     (60)          $   8,991        $  36,025       $  (4,912)
                                                                =====              ======           ======          ======





     See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                    Six-Months            Six-Months
                                                                      Ended                 Ended
                                                                     June 30,              June 30,
                                                                       2002                  2001

  Net cash provided by (used in) operating activities.........     $   18,948            $    8,423
  Net cash provided by (used in) investing activities.........         (1,041)                   94
  Net cash provided by (used in) financing activities.........        (17,776)              (14,762)
                                                                      -------               -------
  Net change in cash and cash equivalents.....................     $      131            $   (6,245)
                                                                      =======               =======
  Supplemental cash flow disclosure:
      Cash paid for interest..................................     $    3,810            $    4,149
                                                                      =======               =======









     See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


(1) Organization and Operation

Coso Power Developers (CPD), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CPD sells all electricity produced to Southern California Edison (Edison) under a 20-year power purchase contract expiring in 2010.

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

(3) Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and CPD had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded by CPD of $22.7 million for the six-months ended June 30, 2001, has been reclassified as a reduction of revenue to conform with the 2002 presentation.

On March 1, 2002, Edison reached certain financing milestones and paid CPD for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001. For the six-month period ended June 30, 2002, CPD recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $38.0 million.

(4) Reclassifications

Certain other reclassifications have been made to the 2001 statements of operations to conform to the 2002 presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for historical financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. ("Funding Corp."), Coso Finance Partners ("the Navy I Partnership"), Coso Energy Developers ("the BLM Partnership"), and Coso Power Developers ("the Navy II Partnership"), collectively, (the "Coso Partnerships") and their respective management. Such statements may be identified by terms such as expected, anticipated, may, will, believe or other terms or variations of such words. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements, include but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Southern California Edison, ("Edison"), (iii) the information is of a preliminary nature and may be subject to further adjustment, (iv) risks related to the operation of power plants (v) the impact of avoided cost pricing,
(vi) general operating risks, including resource availability and regulatory oversight, (vii) the dependence on third parties, (viii) changes in government regulation, (ix) the effects of competition, (x) the dependence on senior management, (xi) fluctuations in quarterly results due in part to seasonality,
(xii) affects of September 11, 2001 including U.S. Navy activity, and (xiii) the alleged manipulation of the California energy market.


General

     The Coso Partnerships consist of three 80MW geothermal power plants, which are referred to as Navy I, BLM and Navy II, and their transmission lines, wells, gathering systems and other related facilities. The Coso Partnerships are located near one another at the United States Naval Air Weapons Center at China Lake, California. The Navy I Partnership owns Navy I and its related facilities. The BLM Partnership owns BLM and its related facilities. The Navy II Partnership owns Navy II and its related facilities. Affiliates of Caithness Corporation and CalEnergy Company, Inc. ("CalEnergy"), which is now known as MidAmerican Energy Holdings Company, formed the Coso Partnerships in the 1980s to develop, construct, own and operate the Coso Partnerships. On February 25, 1999 Caithness Acquisition Company, LLC, (CAC) purchased all of CalEnergy's interests in the Coso Partnerships for $205.0 million in cash, plus the assumption of CalEnergy's and its affiliates' share of debt outstanding at the Coso Partnerships which then totaled approximately $67.0 million.

     Each Coso Partnership sells 100% of the electrical energy generated at its plant to Edison under a long-term Standard Offer No.4 power purchase agreement. Each power purchase agreement expires after the final maturity date of the 9.05% Series B Senior Secured Notes issued by Funding Corp.

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

     Edison entered into an agreement ("Agreement") with the Coso Partnerships on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002, as the date the Coso Partnerships receive a fixed avoided cost of energy rate of 5.37 cents per kWh for five (5) years. Subsequent to the five-year period, Edison will be required to make energy payments to the Coso Partnerships based on its avoided cost of energy until each partnership's power purchase agreement expires. Estimates of Edison's future avoided cost of energy may vary significantly and no one can predict, with accuracy the likely level of future avoided cost of energy prices.

     From January 1, 2002 through April 30th of 2002, the Coso Partnerships elected to receive from Edison a fixed avoided cost of energy rate of 3.25 cents per kWh. Starting, May 1, 2002 the Coso Partnerships received 5.37 cents per kWh, pursuant to the agreement discussed above. The average avoided cost of energy paid to the Coso Partnerships for the six-month period ended June 30, 2002 was 3.96 cents per kWh compared to 11.62 cents per kWh for the six-months ended June 30, 2001.

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

     The Coso Partnerships are required to make royalty payments to the U.S. Navy and the Bureau of Land Management. The Navy I Partnership pays a royalty for Unit I through reimbursement of electricity supplied to the U.S. Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the U.S. Navy Contract. This formula is largely based upon the tariff rates charged by Edison, which have recently been increased by the California Public Utilities Commission (CPUC), and is subject to future revision. Discussions with the U.S. Navy are continuing to re-adjust the formula to reflect recent activity in the local energy market. In November 2001, a modification to the calculation of the reimbursement pricing formula was made to the U.S. Navy Contract resulting in a reduction of accrued royalties of $6.5 million which was agreed to by the U.S. Navy. For Units 2 and 3, the Navy I Partnership's royalty expense paid to the U.S. Navy is a fixed percentage of electricity sales at 15% of revenue received by the Navy I Partnership through 2003 and will increase to 20% from 2004 through 2009. In addition, the Navy I Partnership is required to pay the U.S. Navy $25.0 million in December 2009, the date their contract expires. The payment is secured by funds placed on deposit monthly, which funds plus accrued interest will aggregate $25.0 million. Currently, the monthly amount deposited is approximately $60,000. The BLM Partnership pays a 10% royalty to the Bureau of Land Management based on the net value of steam produced. The Navy II Partnership pays a royalty to the U.S. Navy based on a fixed percentage of electricity sales to Edison. The royalty rate was 10% of electricity sales through 1999, and increased to 18% for 2000 through 2004 and will increase to 20% from 2005 through the end of the contract term. The Coso Partnerships also pay other royalties, at various rates which in the aggregate are not material.

     Funding Corp is a special purpose corporation and a wholly owned subsidiary of the Coso Partnerships. It was formed for the purpose of issuing the senior secured notes on behalf of the Coso Partnerships who have jointly, severally, and unconditionally guaranteed repayment of the senior secured notes.

     On May 28, 1999, Funding Corp. issued $110.0 million of 6.80% senior secured notes, which were paid off on December 15, 2001, and $303.0 million of 9.05% senior secured notes, which have payments due at various dates through December 15, 2009. The proceeds from the notes were loaned to the Coso Partnerships and are payable to Funding Corp. from payments of principal and interest on the notes. Funding Corp. does not conduct any other material operations apart from issuing the notes.

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

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with their retail customers that were significantly below the wholesale prices it paid in California. This resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16,
2001 Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the Coso Partnerships, pending a permanent solution to its liquidity crisis. This cash flow shortfall has adversely affected Edison's liquidity and in turn it did not pay the Coso Partnerships for energy delivered from November 2000 through March 26, 2001. As of December 31, 2001, the Coso Partnerships were unable to determine the time frame during which any future payments would be received. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Navy I, BLM and Navy II Partnerships did not recognize revenue from Edison for energy delivered during the period from November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded by the Navy I, BLM and Navy II Partnerships of $21.6 million, $21.8 million and $22.7 million, respectively, for the six-months ended June 30, 2001 has been reclassified as a reduction of revenue to conform with the 2002 presentation.

     Pursuant to a CPUC order, Edison resumed making payments to the Coso Partnerships beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001, and continued to pay interest on the outstanding amount at 7% per annum. That payment which was received during the three-months ended June 30, 2001 was made pursuant to the Agreement between Edison and the Coso Partnerships described above and was also reclassified as additional revenue to conform with the 2002 presentation. On March 1, 2002, Edison reached certain financing milestones and paid the Coso Partnerships in full for energy generated between November 1, 2000 and March 26, 2001 for which no revenue was recognized during that period. For the six-month period ended June 30, 2002, the Navy I, BLM and Navy II Partnerships recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $37.3 million, $37.1 million and $38.0 million, respectively.

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


     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso Partnership on a stand-alone basis:



                                                            Three-Months Ended                    Six-Months Ended
                                                                  June 30                             June 30

                                                         2002               2001               2002              2001
                                                         ----               ----               ----              ----
Navy I Partnership (stand alone)
     Operating capacity factor                          102.5%             103.8%             104.5%            106.7%
     Capacity (MW) (average)                             81.97              83.06              83.62             85.36
     kWh produced (000s)                                179,014            181,398            363,254           370,820

   BLM Partnership (stand alone)
     Operating capacity factor                           95.3%             108.1%              94.0%            105.2%
     Capacity (MW) (average)                             76.25              86.49              75.21             84.12
     kWh produced (000s)                                166,533            188,896            326,694           365,420

   Navy II Partnership (stand alone)
     Operating capacity factor                           94.2%             102.1%             101.6%            104.3%
     Capacity (MW) (average)                             75.34              81.66              81.25             83.43
     kWh produced (000s)                                164,552            178,353            352,966           362,420



     Total energy  production for the BLM  Partnership was 166.5 million kWh and
326.7 million kWh for the three and six-months ended June 30, 2002, respectively, as compared to 188.9 million kWh and 365.4 million kWh for the same periods in 2001, decreases of 11.9% and 10.6%, respectively. Total energy production for the Navy II Partnership was 164.6 million kWh for the three-months ended June 30, 2002 as compared to 178.4 million kWh for the same period in 2001, a decrease of 7.7%. These decreases in energy production were primarily due to a decline in low pressure steam which is being remediated through well maintenance and capital improvements.


Results of Operations for the three and six-months ended June 30, 2002 and 2001

     The following discusses the results of operations of the Coso Partnerships for the three and six-months ended June 30, 2002 and 2001 (dollar amounts in tables are in thousands, except per kWh data):

Revenue


                                       Three-Months             Three-Months             Six-Months               Six-Months
                                          Ended                    Ended                    Ended                    Ended
                                      June 30, 2002            June 30, 2001           June 30, 2002            June 30, 2001

                                       $     Cents/kWh          $     Cents/kWh         $     Cents/kWh         $      Cents/kWh
                                       -     ---------          -     ---------         -     ---------         -      ---------
Total Operating Revenues
  Navy I Partnership                14,328      8.0          23,792      13.1        59,826     16.5         29,845      8.0
  BLM Partnership                   11,190      6.7          22,312      11.8        54,670     16.7         23,137      6.3
  Navy II Partnership                9,771      5.9          19,237      10.8        54,193     15.4         16,683      4.6

Capacity & Capacity Bonus
Revenues
  Navy I Partnership                 3,566      2.0           3,689       2.0         6,714      1.8          3,765      1.0
  BLM Partnership                    3,484      2.1           3,611       1.9         6,535      2.0          3,680      1.0
  Navy II Partnership                3,505      2.1           3,629       2.0         6,556      1.9          3,698      1.0

Energy Revenues
  Navy I Partnership                10,762      6.0          20,103      11.1        53,112      14.6        26,080      7.0
  BLM Partnership                    7,706      4.6          18,701       9.9        48,135      14.7        19,457      5.3
  Navy II Partnership                6,266      3.8          15,608       8.8        47,637      13.5        12,985      3.6



     Total operating revenues for the Navy I, BLM and Navy II Partnerships, which consist of capacity payments, capacity bonus payments and energy payments, were $14.3 million, $11.2 million and $9.8 million, respectively, for the three-months ended June 30, 2002, as compared to $23.8 million, $22.3 million and $19.2 million, respectively, for the same period in 2001, decreases of 39.9%, 49.8% and 49.0%, respectively. Total energy revenues for the Navy I, BLM and Navy II Partnerships were $10.8 million, $7.7 million and $6.3 million, respectively, for the three-months ended June 30, 2002, as compared to $20.1 million, $18.7 million and $15.6 million, respectively, for the same period in 2001, decreases of 46.3%, 58.8% and 59.6%, respectively. Each Coso Partnership's decrease in capacity, capacity bonus and energy revenues for the three-months ended June 30, 2002, as compared to the same period in 2001, was primarily due to a decrease in production and lower average avoided cost of energy of 4.7 cents per kWh paid during the three-months ended June 30, 2002, as compared to
8.1 cents per kWh paid for the three-months ended June 30, 2001. The decreases were partially offset by Edison's payment to the Navy I, BLM and Navy II Partnerships on June 21, 2001, of 10% of the amounts due from November 2000 through March 26, 2001, amounting to $4.1 million, $4.1 million and $4.2 million, respectively, which was reclassified as additional revenue during that same three-months ended 2001, to conform with the 2002 presentation.

     Total operating revenues for the Navy I, BLM and Navy II Partnerships, which consist of capacity payments, capacity bonus payments and energy payments, were $59.8 million, $54.7 million and $54.2 million, respectively, for the six-months ended June 30, 2002, as compared to $29.8 million, $23.1 million and $16.7 million, respectively, for the same period in 2001, increases of $30.0 million, $31.6 million and $37.5 million, respectively. Capacity and capacity bonus revenues for each of the Navy I, BLM and Navy II Partnerships were $6.7 million, $6.5 million and $6.6 million, respectively, for the six-months ended June 30, 2002, as compared to $3.8 million, $3.7 million and $3.7 million, respectively, for the same period in 2001, increases of 76.3%, 75.7% and 78.4%, respectively. Total energy revenues for the Navy I, BLM and Navy II Partnerships were $53.1 million, $48.1 million and $47.6 million, respectively, for the six-months ended June 30, 2002, as compared to $26.1 million, $19.5 million and $13.0 million, respectively, for the same period in 2001, increases of $27.0 million, $28.6 million and $34.6 million, respectively. Each Coso Partnership's increase in capacity, capacity bonus and energy revenues for the six-months ended June 30, 2002, as compared to the same period in 2001, was due to Edison's payment, on March 1, 2002, for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001 discussed above. The Navy I, BLM and Navy II Partnerships had not recognized revenues of $22.0 million, $21.8 million and $22.7 million, respectively, for the six-months ended June 30, 2001. Revenues generated but not recognized for the period November 1, 2000 through March 1, 2002 for the Navy I, BLM and Navy II Partnerships of $37.3 million, $37.1 million and $38.0 million, respectively, were paid and recognized during the six-months ended June 30, 2002. These increases were partially offset by a decreas in production and lower average avoided cost of energy of 4.0 cents per kWh paid during the six-months ended June 30, 2002 as compared to 11.6 cents per kWh paid during the same period in 2001.

Interest and Other Income


                                 Three-Months          Three-Months         Six-Months            Six-Months
                                    Ended                 Ended                Ended                 Ended
                                June 30, 2002         June 30, 2001        June 30, 2002         June 30, 2001

                                $     Cents/kWh      $     Cents/kWh       $     Cents/kWh      $       Cents/kWh
                                -     ---------      -     ---------       -     ---------      -       ---------
  Navy I Partnership          1,045      0.6       1,043      0.6        1,519      0.4       1,178        0.3
  BLM Partnership               260      0.2       1,217      0.6          902      0.3       1,837        0.5
  Navy II Partnership           169      0.1         896      0.5          651      0.2       1,254        0.3



     The Navy I Partnership's interest and other income was $1.5 million for the six-months ended June 30, 2002, as compared to $1.2 million for the same period in 2001, an increase of 25.0%. The increase was primarily due to the collection of $0.8 million of insurance proceeds for lost revenue in 1999 caused by equipment failure, partially offset by interest on amounts in arrears paid by Edison for six-month period ended June 30, 2001.

     The BLM Partnership's interest and other income was $0.3 million and $0.9 million for the three and six-months ended June 30, 2002, respectively, as compared to $1.2 million and $1.8 million for the same periods in 2001, decreases of 75.0% and 50.0%, respectively. The Navy II Partnership's interest and other income was $0.2 million and $0.7 million for the three and six-months ended June 30, 2002, respectively, as compared to $0.9 million and $1.3 million for the same periods in 2001, decreases of 77.8% and 46.2%, respectively. The decreases for the Navy II and BLM Partnerships three and six-month periods ended June 30, 2002, as compared to the same periods in 2001, were primarily due to interest on amounts in arrears that were settled and paid by Edison on March 1, 2002.


Plant Operations


                                 Three-Months            Three-Months        Six-Months           Six-Months
                                    Ended                   Ended              Ended                Ended
                                June 30, 2002           June 30, 2001      June 30, 2002         June 30, 2001

                               $       Cents/kWh      $      Cents/kWh     $       Cents/kWh     $        Cents/kWh
                               -       ---------      -      ---------     -       ---------     -        ---------
  Navy I Partnership          2,261      1.3         2,812      1.6       4,568       1.3       4,574        1.2
  BLM Partnership             2,648      1.6         2,847      1.5       5,253       1.6       5,208        1.4
  Navy II Partnership         2,519      1.5         2,875      1.6       4,490       1.3       4,850        1.3



     The Navy I Partnership's operating expenses, including operating and general and administrative expenses, were $2.3 million for the three-months ended June 30, 2002, as compared to $2.8 million for the same period in 2001, a decrease of 17.9%. The BLM Partnership's operating expenses, including operating and general and administrative expenses, were $2.6 million for the three-months ended June 30, 2002, as compared to $2.8 million for the same period in 2001, a decrease of 7.1%. The Navy II Partnership's operating expenses, including operating and general and administrative expenses, were $2.5 million and for the three months ended June 30, 2002, as compared to $2.9 million for the same periods in 2001, a decrease of 13.8%. These decreases for the three-month period ended June 30, 2002, as compared to the same period in 2001, were primarily due to decreases in legal expenses that were incurred in 2001 for Edison's non-payment of energy delivered during the period from November 1, 2000 through March 26, 2001 as discussed above. The decrease in legal costs in 2002 were partially offset by increased repair and maintenance projects that had been deferred in 2001 for the same reason.

     The Navy II Partnership's operating expenses, including operating and general and administrative expenses, was $4.5 million for the six-months ended June 30, 2002, as compared to $4.9 million for the same period in 2001, a decrease of 8.2%. The decrease for the six-month period ended June 30, 2002, as compared to the same period in 2001, was primarily due to a decrease in legal expenses, that were incurred in 2001 for Edison's non-payment of energy delivered during the period from November 1, 2000 through March 26, 2001 as discussed above. The decrease in legal costs in 2002 were partially offset by increased repair and maintenance projects that had been deferred in 2001 for the same reason.


Royalty Expense


                              Three-Months            Three-Months               Six-Months          Six-Months
                                 Ended                   Ended                     Ended               Ended
                             June 30, 2002            June 30, 2001            June 30, 2002       June 30, 2001

                            $     Cents/kWh          $     Cents/kWh         $     Cents/kWh      $      Cents/kWh
                            -     ---------          -     ---------         -     ---------      -      ---------

  Navy I Partnership      3,419      1.9           2,984      1.6          5,631      1.6        6,754      1.8
  BLM Partnership           664      0.4           1,158      0.6            675      0.2        4,026      1.1
  Navy II Partnership     1,692      1.0           2,181      1.2          2,749      0.8        5,893      1.6



     The Navy I Partnership's royalty expenses were $3.4 million for the three-months ended June 30, 2002, as compared to $3.0 million for the same period in 2001, a increase of 13.3%. The increase in royalty expenses for the Navy I Partnership for the three-months ended June 30, 2002 , as compared to the same period in 2001, was primarily due to the increase in Unit 1 royalty expense resulting from increased tariff rates charged by Edison and used in the revised royalty reimbursement formula discussed above.

     The Navy I Partnership's royalty expenses were $5.6 million for the six-months ended June 30, 2002, as compared to $6.8 for the same period in 2001, a decrease of 17.6%. The decrease in royalty expense for the six-month period ended June 30, 2002, as compared to the same period in 2001, was primarily due to the decrease in the avoided cost of energy from 11.6 cents per kWh for the six-months ended June 30, 2001 to 4.0 cents per kWh for the same period in 2002, partially offset by the increase in the Unit 1 royalty discussed above.

     The BLM Partnership's royalty expenses were $0.7 million and $0.7 million for the three and six-months ended June 30, 2002, respectively, as compared to $1.2 million and $4.0 million for the same periods in 2001, decreases of 41.7% and 82.5% respectively. The Navy II Partnership's royalty expenses were $1.7 million and $2.7 million for the three and six-months ended June 30, 2002, respectively, as compared to $2.2 million and $5.9 million for the same periods in 2001, decreases of 22.7% and 54.2%, respectively. The decreases in royalty expense for the three and six-months ended June 30, 2002, for the BLM and Navy II Partnerships, as compared to the same periods in 2001, were due to decreases in the avoided cost of energy from 8.1 cents per kWh for the three-months ended June 30, 2001 to 4.7 cents per kWh for the same period in 2002 and from 11.6 cents per kWh for the six-months ended June 30, 2001 to 4.0 cents per kWh for the same period in 2002.

Depreciation and Amortization


                                 Three-Months         Three-Months           Six-Months            Six-Months
                                    Ended                Ended                 Ended                  Ended
                                June 30, 2002        June 30, 2001          June 30, 2002          June 30, 2001

                                 $     Cents/kWh       $     Cents/kWh       $     Cents/kWh        $     Cents/kWh
                                 -     ---------       -     ---------       -     ---------        -     ---------
  Navy I Partnership           2,541      1.4        2,541      1.4        5,077      1.4         5,040      1.4
  BLM Partnership              4,173      2.5        3,929      2.1        8,232      2.5         7,875      2.2
  Navy II Partnership          3,830      2.3        3,831      2.1        7,659      2.2         7,584      2.1



The BLM Partnership's depreciation and amortization expenses was $4.2 million for the three-months ended June 30, 2002, as compared to $3.9 million for the same period in 2001, an increase of 7.7%. The increase is due to an increase in capitalized assets during that period in 2002.


Interest Expense


                                    Three-Months          Three-Months           Six-Months             Six-Months
                                        Ended                 Ended                 Ended                 Ended
                                    June 30, 2002         June 30, 2001         June 30, 2002          June 30, 2001

                                    $     Cents/kWh       $     Cents/kWh       $     Cents/kWh       $     Cents/kWh
                                    -     ---------       -     ---------       -     ---------       -     ---------
  Navy I Partnership              2,773      1.5        2,971      1.6        5,548      1.5        5,955      1.6
  BLM Partnership                 2,177      1.3        2,251      1.2        4,357      1.3        4,508      1.2
  Navy II Partnership             1,905      1.2        2,062      1.2        3,813      1.1        4,137      1.1



     The Navy I Partnership's interest expense was $2.8 million and $5.5 million for the three and six-months ended June 30, 2002, respectively, as compared to $3.0 million and $6.0 million for the same periods in 2001, decreases of 6.7% and 8.3% respectively. The Navy II Partnership's interest expense was $1.9 million and $3.8 million for the three and six-months ended June 30, 2002, respectively, as compared to $2.1 million and $4.1 million for the same periods in 2001, decreases of 9.5% and 7.3% respectively. The decreases in interest expense for the three and six-month periods ended June 30, 2002, as compared to the same periods in 2001, were due to reductions in the principal amount of the project loan from Funding Corp.


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

     On March 1, 2002, Edison reached certain financing milestones and paid the Coso Partnerships for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001. In the first quarter of 2002, the Navy I, BLM and Navy II Partnerships recognized revenue for energy delivered during that period of $37.3 million. $37.1 million and $38.0 million, respectively.

     The following table sets forth a summary of each Coso Partnership's cash flows for the six-months ended June 30, 2002 and June 30, 2001.


                                                                      Six-Months              Six-Months
                                                                         Ended                  Ended
                                                                    June 30, 2002           June 30, 2001
Navy I Partnership (stand alone)
  Net cash provided by (used in) operating activities                  $ 44,722                $ 11,665
  Net cash provided by (used in) investing activities                    (2,835)                 (1,144)
  Net cash provided by (used in) financing activities                   (40,568)                 (8,381)
                                                                        --------                 -------
      Net change in cash and cash equivalents                          $  1,319                $  2,140
                                                                        ========                 =======

BLM Partnership (stand alone)
  Net cash provided by (used in) operating activities                  $ 31,657                $  9,427
  Net cash provided by (used in) investing activities                    (1,747)                 (4,427)
  Net cash provided by (used in) financing activities                   (29,519)                 (5,885)
                                                                        --------                 -------
      Net change in cash and cash equivalents                          $    391                $   (885)
                                                                        ========                 =======

Navy II Partnership (stand alone)
  Net cash provided by (used in) operating activities                  $ 18,948                $  8,423
  Net cash provided by (used in) investing activities                    (1,041)                     94
  Net cash provided by (used in) financing activities                   (17,776)                (14,762)
                                                                        --------                 -------
      Net change in cash and cash equivalents                          $    131                $ (6,245)
                                                                        ========                 =======


     The Navy I Partnership's cash flows from operating activities increased by $33.1 million for the six-months ended June 30, 2002, as compared to the same period in 2001, primarily due to the increase in net income from the cash received for Edison's payment for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001.

     Cash used in investing activities at the Navy I Partnership increased by $1.7 million for the six-months ended June 30, 2002, as compared to the same period in 2001, primarily due to an increase in restricted cash requirements associated with the project loan from Funding Corp.

     The Navy I Partnership's cash used in financing activities increased by $32.2 million for the six-months ended June 30, 2002, as compared to the same period in 2001, due to increased partner distributions paid during that period in 2002.

     The BLM Partnership's cash flows from operating activities increased by $22.2 million for the six-months ended June 30, 2002, as compared to the same period in 2001, primarily due to the increase in net income from the cash received for Edison's payment for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001.

     Cash used in investing activities at the BLM Partnership decreased by $2.7 million for the six-months ended June 30, 2002, as compared to the same period in 2001, primarily due to a decrease in capital expenditures partially offset by an increase in restricted cash requirements associated with the project loan from Funding Corp.

     The BLM Partnership's cash used in financing activities increased by $23.6 million for the six-months ended June 30, 2002, as compared to the same period in 2001, due to increased partner distributions paid during that period in 2002.

     The Navy II Partnership's cash flows from operating activities increased by $10.5 million for the six-months ended June 30, 2002, as compared to the same period in 2001, primarily due to the increase in net income from the cash received for Edison's payment for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001.

     Cash used in investing activities at the Navy II Partnership increased by $1.1 million for the six-months ended June 30, 2002, as compared to the same period in 2001, primarily due to an increase in restricted cash requirements associated with the project loan from Funding Corp.

     The Navy II Partnership's cash used in financing activities increased by $3.0 million for the six-months ended June 30, 2002, as compared to the same period in 2001, due to increased partner distributions paid during that period in 2002.


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

                                COSO PARTNERSHIPS
                   UNAUDITED CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                 June 30,         December 31,
                                                                                  2002               2001
Assets:
   Cash and cash equivalents.........................................          $   2,105          $     264
   Restricted cash and investments...................................             39,009             34,210
   Accounts receivable, net..........................................             29,057              9,603
   Prepaid expenses and other assets.................................                774              2,159
   Amounts due from related parties..................................              6,995              6,488
   Property, plant and equipment, net................................            395,884            413,519
   Power purchase agreement, net.....................................             49,843             52,350
   Investments.......................................................             12,706             12,843
   Deferred financing costs, net.....................................              5,905              6,300
                                                                                 -------            -------

                                                                               $ 542,278          $ 537,736
                                                                                 =======            =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities..........................          $  21,792          $  42,362
   Amounts due to related parties....................................             24,628             24,967
   Project loans.....................................................            294,291            303,000
                                                                                 -------            -------
                                                                                 340,711            370,329
Partners' capital....................................................            201,567            167,407
                                                                                 -------            -------

                                                                               $ 542,278          $ 537,736
                                                                                 =======            =======







See accompanying notes to the unaudited condensed combined financial statements.

                                COSO PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                         Three-Months       Three-Months       Six-Months         Six-Months
                                                            Ended              Ended             Ended              Ended
                                                           June 30,           June 30,          June 30,           June 30,
                                                             2002               2001              2002               2001

Revenue:
   Energy revenues...............................         $  24,734          $  54,412         $ 148,884           $  58,522
   Capacity revenues.............................            10,555             10,929            19,805              11,143
   Interest and other income.....................             1,474              3,156             3,072               4,269
                                                             ------             ------           -------              ------
          Total revenue..........................            36,763             68,497           171,761              73,934

Operating expenses:
   Plant operating expenses......................             7,428              8,535            14,311              14,632
   Royalty expense...............................             5,775              6,322             9,055              16,673
   Depreciation and amortization.................            10,544             10,301            20,968              20,499
                                                             ------             ------           -------              ------
          Total operating expenses...............            23,747             25,158            44,334              51,804

          Operating income.......................            13,016             43,339           127,427              22,130

  Other expenses:
   Interest expense..............................             6,855              7,284            13,718              14,600
   Amortization of deferred financing costs......               196                403               393                 804
                                                             ------             ------           -------              ------
          Total other expenses...................             7,051              7,687            14,111              15,404


           Net income............................         $   5,965          $  35,652         $ 113,316          $    6,726
                                                             ======             ======           =======              ======






See accompanying notes to the unaudited condensed combined financial statements.

                                COSO PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                      Six-Months           Six-Months
                                                                        Ended                Ended
                                                                       June 30,             June 30,
                                                                           2002               2001

    Net cash provided by (used in) operating activities...           $   95,329           $   29,515
    Net cash provided by (used in) investing activities...               (5,623)              (5,477)
    Net cash provided by (used in) financing activities...              (87,865)             (29,028)
                                                                        --------             --------
    Net change in cash and cash equivalents...............           $    1,841           $   (4,990)
                                                                        ========             ========
    Supplemental cash flow disclosure:
       Cash paid for interest.............................           $   13,710           $   14,631
                                                                        ========             ========





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

(2) Accounts Receivable and Revenue Recognition

The Coso Partnerships sell all electricity produced to Southern California Edison (Edison) under long-term power purchase contracts. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Coso Partnerships had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded by the Coso Partnerships of $66.1 million for the six-months ended June 30, 2001, has been reclassified as a reduction of revenue to conform with the 2002 presentation.

On March 1, 2002, Edison reached certain financing milestones and paid the Coso Partnerships for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001. For the six-month period ended June 30, 2002, the Coso Partnerships recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $112.4 million.

(3) Reclassifications

Certain other reclassifications have been made to the 2001 statements of operations to conform to the 2002 presentation.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1 Financial Data Schedule--Form SX--Caithness Coso Funding Corp.
         27.2 Financial Data Schedule--Form SX--Coso Finance Partners
         27.3 Financial Data Schedule--Form SX--Coso Energy Developers
         27.4 Financial Data Schedule--Form SX--Coso Power Developers
         99.1 Certification of Chief Executive Officer
         99.2 Certification of Chief Financial Officer


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
(example: SEP-30-1997)                      DEC-31-2001           JUN-30-2002
                                            -----------           -----------
                                            mmm-dd-yyyy           mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 6 MOS
                                                     ----                        -----
CASH                                                         0                           0
SECURITIES                                                   0                           0
RECEIVABLES                                            304,225                     295,515
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETDS                                          1,225                       1,224
PP&E                                                         0                           0
DEPRECIATION                                                 0                           0
TOTAL ASSETS                                           304,225                     295,515
CURRENT LIABILITIES                                      1,225                       1,224
BONDS                                                  303,000                     294,291
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             304,225                     295,515
SALES                                                        0                           0
TOTAL REVENUES                                          28,820                      13,710
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                               0                           0
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       28,820                      13,710
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                                   0                           0
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
(example: SEP-30-1997)                      DEC-31-2001          JUN-30-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 6 MOS
                                                     ----                        -----
CASH                                                       264                      1,583
SECURITIES                                              21,325                      24,092
RECEIVABLES                                             12,816                      13,457
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          13,730                      15,348
PP&E                                                   229,084                     229,119
DEPRECIATION                                            88,647                      93,117
TOTAL ASSETS                                           193,114                     192,348
CURRENT LIABILITIES                                     18,139                      17,580
BONDS                                                  122,550                     117,911
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             193,114                     192,348
SALES                                                   75,419                      59,826
TOTAL REVENUES                                          78,347                      61,345
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          51,201                      15,276
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       12,437                       5,706
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                              14,709                      40,363
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
(example: SEP-30-1997)                      DEC-31-2001          JUN-30-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 6 MOS
                                                     ----                        -----
CASH                                                         0                         391
SECURITIES                                               7,368                       8,618
RECEIVABLES                                              3,340                       9,531
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                           4,189                      10,052
PP&E                                                   247,203                     247,612
DEPRECIATION                                            98,786                     106,393
TOTAL ASSETS                                           183,978                     183,139
CURRENT LIABILITIES                                     34,966                      26,718
BONDS                                                   96,250                      93,700
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             183,978                     183,139
SALES                                                   65,830                      54,670
TOTAL REVENUES                                          69,596                      55,572
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          53,185                      14,160
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        9,398                       4,484
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                               7,013                      36,928
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
PERIOD TYPE                                     - MOS     X   6  - MOS
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
(example: SEP-30-1997)                      DEC-31-2001          JUN-30-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 6 MOS
                                                     ----                        -----
CASH                                                         0                         131
SECURITIES                                               5,517                       6,299
RECEIVABLES                                              9,349                      15,697
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          10,009                      16,164
PP&E                                                   209,652                     209,798
DEPRECIATION                                            84,987                      91,135
TOTAL ASSETS                                           170,058                     169,424
CURRENT LIABILITIES                                     23,638                      4,755
BONDS                                                   84,200                      82,680
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             170,058                     169,424
SALES                                                   59,122                      54,193
TOTAL REVENUES                                          62,005                      54,844
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          57,141                      14,898
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        9,247                       3,921
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                             (4,383)                      36,025
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                  Exhibit 99.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Caithness Coso Funding Corp. (the Company) on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
D. Bishop, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: August 14, 2002              Caithness Coso Funding Corp
                                   a Deleware Corporation

                                    By:/s/ JAMES D. BISHOP, SR.
                                       -----------------------
                                           James D. Bishop, Sr.
                                           Director, Chairman &
                                           Chief Executive Officer

                                  Exhibit 99.2




                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Caithness Coso Funding Corp.(the Company)on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher T. McCallion, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: August 14, 2002              Caithness Coso Funding Corp
                                   a Deleware Corporation

                                    By: /s/ CHRISTOPHER T. MCCALLION
                                        ----------------------------
                                            Christopher T. McCallion
                                            Executive Vice President &
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 9, 2002              CAITHNESS COSO FUNDING CORP.,
                                   a Delaware corporation

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