Form 10-Q
period 2002-09-30
CAITHNESS COSO FUNDING CORP; COSO POWER DEVELOPERS; COSO FINANCE PARTNERS; COSO ENERGY DEVELOPERS
filed 2002-11-12
CIK 1088866, 1088873, 1088870, 1088869

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended    September 30, 2002
                                                  ------------------

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

       300 shares in Caithness Coso Funding Corp. as of November 12, 2002
       ------------------------------------------------------------------

                          CAITHNESS COSO FUNDING CORP.
                                    Form 10-Q
                    For the Quarter Ended September 30, 2002


PART I.   FINANCIAL INFORMATION                                         Page No.

ITEM 1.   Financial Statements

   Caithness Coso Funding Corp.
   Unaudited condensed balance sheets at September 30, 2002 and
     December 31, 2001                                                         4
   Unaudited condensed statements of operations for the three-months ended September 30, 2002, the three-months ended September 30,
     2001, the nine-months ended September 30, 2002, and the nine-
     months ended September 30, 2001                                           5
   Unaudited condensed statements of cash flows for the nine-months ended September 30, 2002, and the nine-months ended
     September 30, 2001                                                        6
   Notes to the unaudited condensed financial statements                       7

   Coso Finance Partners
   Unaudited condensed balance sheets at September 30, 2002 and
     December 31, 2001                                                         8
   Unaudited condensed statements of operations for the three-months ended September 30, 2002, the three-months ended September 30,
     2001, the nine-months ended September 30, 2002, and the nine-
     months ended September 30, 2001                                           9
   Unaudited condensed statements of cash flows for the nine-months ended September 30, 2002, and the nine-months ended
     September 30, 2001                                                       10
   Notes to the unaudited condensed financial statements                      11

   Coso Energy Developers
   Unaudited condensed balance sheets at September 30, 2002 and
     December 31, 2001                                                        12
   Unaudited condensed statements of operations for the three-months ended September 30, 2002, the three-months ended September 30,
     2001, the nine-months ended September 30, 2002, and the nine-
     months ended September 30, 2001                                          13
   Unaudited condensed statements of cash flows for the nine-months ended September 30, 2002, and the nine-months ended
     September 30, 2001                                                       14
   Notes to the unaudited condensed financial statements                      15

   Coso Power Developers
   Unaudited condensed balance sheets at September 30, 2002 and
     December 31, 2001                                                        16
   Unaudited condensed statements of operations for the three-months ended September 30, 2002, the three-months ended September 30,
     2001, the nine-months ended September 30, 2002, and the nine-
     months ended September 30, 2001                                          17
   Unaudited condensed statements of cash flows the nine-months ended September 30, 2002, and the nine-months ended
     September 30, 2001                                                       18
   Notes to the unaudited condensed financial statements                      19

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             20

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                  30
ITEM 2.    Change in Securities and Use of Proceeds                           30
ITEM 3.    Defaults upon Senior Securities                                    30
ITEM 4.    Submission of Matters to a Vote of Security Holders                30
ITEM 5.    Other Information                                                  30
   Supplemental condensed combined financial information for the
   Coso Partnerships
   Unaudited condensed combined balance sheets at September 30,
     2002 and December 31, 2001                                               31
   Unaudited condensed combined statements of operations for the three-months ended September 30, 2002, the three-months ended
     September 30, 2001, the nine-months ended September 30, 2002,
     and the nine-months ended September 30, 2001                             32
   Unaudited condensed combined statements of cash flows for the nine-months ended September 30, 2002, and the nine-months
     ended September 30, 2001                                                 33
   Notes to the unaudited condensed combined financial statements             34

ITEM 6.   Exhibits and Reports on Form 8-K                                    35

                          CAITHNESS COSO FUNDING CORP.
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                            September 30,          December 31,
                                                                2002                  2001
                                                                                     (Note)

Assets:
  Accrued interest receivable.......................         $    7,883            $    1,225
  Project loan to Coso Finance Partners.............            117,911               122,550
  Project loan to Coso Energy Developers............             93,700                96,250
  Project loan to Coso Power Developers.............             82,680                84,200
                                                                -------               -------

                                                             $  302,174            $  304,225
                                                                =======               =======

Liabilities and Stockholders' Equity:
  Senior secured notes:
    Accrued interest payable........................         $    7,883            $    1,225
    9.05% notes due 2009............................            294,291               303,000
                                                                -------               -------
                                                                302,174               304,225
Stockholders' Equity................................                ---                   ---
                                                                -------               -------

                                                             $  302,174            $  304,225
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







      See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                  Three-Months        Three-Months        Nine-Months        Nine-Months
                                                      Ended               Ended              Ended              Ended
                                                  September 30,       September 30,      September 30,      September 30,
                                                      2002                2001               2002               2001

Interest income................                     $  6,659            $  7,105           $  20,369          $  21,703
Interest expense...............                       (6,659)             (7,105)            (20,369)           (21,703)
                                                      -------             -------            --------           --------

    Net income.................                     $     ---           $     ---          $      ---         $      ---
                                                      =======             =======            ========           ========








    See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               Nine-Months         Nine-Months
                                                                  Ended               Ended
                                                              September 30,       September 30,
                                                                  2002                2001


Net cash provided by (used in) investing activities.......     $   2,051           $   4,136
Net cash provided by (used in) financing activities.......        (2,051)             (4,136)
                                                                  ------              ------
Net change in cash and cash equivalents..................      $     ---           $     ---
                                                                  ======              ======

Supplemental cash flow disclosure:
     Cash paid for interest.................................   $  13,710           $  14,631
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

On May 28, 1999, Funding Corp. sold $413,000 of Notes. Pursuant to separate credit agreements between Funding Corp. and each partnership, the net proceeds from the offering of $110,000 of 6.80% Notes due 2001 and $303,000 of 9.05% Notes due 2009 were loaned to the Partnerships, and the Partnerships have jointly and severally guaranteed repayment on a senior basis. Payment of the Notes is provided for by payments made by the Partnerships under their respective project loans.

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

                             COSO FINANCE PARTNERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   September 30,       December 31,
                                                                                       2002                2001
                                                                                                          (Note)
Assets:
   Cash and cash equivalents................................................         $  10,011          $     264
   Restricted cash and investments..........................................            24,239             21,325
   Accounts receivable, net.................................................            12,108              3,454
   Prepaid expenses & other assets..........................................             1,546                650
   Amounts due from related parties.........................................             2,023              9,362
   Property, plant & equipment, net.........................................           134,804            140,437
   Power purchase agreement, net............................................            10,232             11,093
   Investment in New CLPSI Company, LLC.....................................             3,960              4,005
   Deferred financing costs, net............................................             2,287              2,524
                                                                                         -----              -----

                                                                                     $ 201,210          $ 193,114
                                                                                       =======            =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities.................................         $  17,714          $  17,578
   Amounts due to related parties...........................................             3,198                561
   Project loans............................................................           117,911            122,550
                                                                                       -------            -------
                                                                                       138,823            140,689
                                                                                        62,387             52,425
                                                                                       -------            -------

Partners' capital...........................................................         $ 201,210          $ 193,114
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







     See accompanying notes to the unaudited condensed financial statements

                             COSO FINANCE PARTNERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                        Three-Months       Three-Months       Nine-Months        Nine-Months
                                                           Ended              Ended              Ended              Ended
                                                        September 30,      September 30,     September 30,      September 30,
                                                            2002               2001              2002               2001
Revenue:
   Energy revenues..............................         $ 11,571           $  7,666           $ 64,683           $ 33,746
   Capacity revenues............................            8,190              8,190             14,904             11,955
   Interest and other income....................              136                977              1,655              2,155
                                                           ------             ------             ------             ------
          Total revenue.........................           19,897             16,833             81,242             47,856

Operating expenses:
   Plant operating expenses.....................            2,811              2,055              7,379              6,629
   Royalty expense..............................            5,762              7,005             11,393             13,759
   Depreciation and amortization................            3,049              2,647              8,126              7,687
                                                           ------             ------             ------             ------
          Total operating expenses..............           11,622             11,707             26,898             28,075

          Operating income......................            8,275              5,126             54,344             19,781

Other expenses:
   Interest expense.............................            2,668              2,896              8,216              8,851
   Amortization of deferred financing costs.....               79                130                237                390
                                                           ------             ------             ------             ------
          Total other expenses..................            2,747              3,026              8,453              9,241

          Net income............................         $  5,528           $  2,100           $ 45,891           $ 10,540
                                                           ======             ======             ======             ======






     See accompanying notes to the unaudited condensed financial statements

                             COSO FINANCE PARTNERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               Nine-Months          Nine-Months
                                                                  Ended                Ended
                                                              September 30,        September 30,
                                                                  2002                 2001

Net cash provided by (used in) operating activities....         $ 54,861             $ 20,461
Net cash provided by (used in) investing activities....           (4,546)              (1,867)
Net cash provided by (used in) financing activities....          (40,568)              (8,381)
                                                                  ------               ------
Net change in cash and cash equivalents................         $  9,747             $ 10,213
                                                                  ======               ======

Supplemental cash flow disclosure:
       Cash paid for interest..........................         $  5,545             $  5,968
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

(3)      Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and CFP had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded by CFP of $21.6 million for the nine-months ended September 30, 2001, has been reclassified as a reduction of revenue to conform with the 2002 presentation.

On March 1, 2002, Edison reached certain financing milestones and paid CFP for revenue generated, but not recognized for the period November 1, 2000 through March 26, 2001. For the nine-month period ended September 30, 2002, CFP recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $37.3 million.

(4)      Reclassifications

Certain reclassifications have been made to the 2001 statements of operations to conform to the 2002 presentation.

                             COSO ENERGY DEVELOPERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                               September 30,       December 31,
                                                                                   2002               2001
                                                                                                     (Note)
Assets:
   Cash and cash equivalents..............................................      $  10,416          $     ---
   Restricted cash and investments........................................          8,420              7,368
   Accounts receivable, net...............................................         11,172              2,939
   Prepaid expenses and other assets......................................          1,946                849
   Amounts due from related parties.......................................            426                401
   Property, plant and equipment, net.....................................        137,708            148,417
   Power purchase agreement, net..........................................         17,633             18,437
   Investment in Coso  Transmission Line  Partners........................          2,701              2,738
   Investment in New CLPSI Company, LLC...................................            665                789
   Deferred financing costs, net..........................................          1,849              2,040
                                                                                  -------            -------

                                                                                $ 192,936          $ 183,978
                                                                                  =======            =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...............................      $   2,164          $   7,699
   Amounts due to related  parties........................................         28,391             27,267
   Project loans..........................................................         93,700             96,250
                                                                                   ------             ------
                                                                                  124,255            131,216
                                                                                   68,681             52,762
Partners' capital.........................................................         ------             ------

                                                                                $ 192,936          $ 183,978
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







     See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                      Three-Months      Three-Months      Nine-Months       Nine-Months
                                                          Ended             Ended            Ended             Ended
                                                      September 30,     September 30,    September 30,     September 30,
                                                          2002              2001             2002              2001

Revenue:
   Energy revenues..............................       $  8,589          $  6,053          $ 56,724          $ 25,510
   Capacity revenues............................          8,002             8,002            14,537            11,682
   Interest and other income....................            267             1,040             1,169             2,877
                                                         ------            ------            ------            ------
          Total revenue.........................         16,858            15,095            72,430            40,069

Operating expenses:
   Plant operating expenses.....................          3,328             2,384             8,581             7,592
   Royalty expense..............................          1,482               967             2,157             4,993
   Depreciation and amortization................          3,903             4,009            12,135            11,884
                                                         ------            ------            ------            ------
          Total operating expenses..............          8,713             7,360            22,873            24,469

          Operating income......................          8,145             7,735            49,557            15,600

Other expenses:
   Interest expense.............................          2,120             2,225             6,477             6,733
   Amortization of deferred financing costs.....             64                79               191               238
                                                         ------            ------            ------            ------
          Total other expenses..................          2,184             2,304             6,668             6,971


          Net income............................       $  5,961          $  5,431          $ 42,889          $  8,629
                                                         ======            ======            ======            ======







    See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               Nine-Months          Nine-Months
                                                                  Ended                Ended
                                                              September 30,        September 30,
                                                                  2002                 2001

Net cash provided by (used in) operating activities....         $ 41,610             $ 21,413
Net cash provided by (used in) investing activities....           (1,674)              (3,174)
Net cash provided by (used in) financing activities....          (29,520)              (5,885)
                                                                  ------               ------
                                                                $ 10,416             $ 12,354
Net change in cash and cash equivalents................           ======               ======


Supplemental cash flow disclosure:
     Cash paid for interest............................         $  4,355             $  4,514
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

(3)      Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and CED had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded by CED of $21.8 million for the nine-months ended September 30, 2001, has been reclassified as a reduction of revenue to conform with the 2002 presentation.

On March 1, 2002, Edison reached certain financing milestones and paid CED for revenue generated, but not recognized for the period November 1, 2000 through March 26, 2001. For the nine-month period ended September 30, 2002, CED recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $37.1 million.

(4)      Reclassifications

Certain reclassifications have been made to the 2001 statements of operations to conform to the 2002 presentation.

                             COSO POWER DEVELOPERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  September 30,      December 31,
                                                                                      2002              2001
                                                                                                       (Note)

Assets:
   Cash and cash equivalents................................................       $   7,026          $     ---
   Restricted cash and investments..........................................           6,251              5,517
   Accounts receivable, net.................................................          11,486              3,210
   Prepaid expenses and other assets........................................           1,648                660
   Amounts due from related parties.........................................           6,352              6,139
   Property, plant and equipment, net.......................................         117,856            124,665
   Power purchase agreement, net............................................          20,725             22,820
   Investment in Coso Transmission Line Partners............................           3,316              3,398
   Investment in New CLPSI Company, LLC.....................................           1,903              1,913
   Deferred financing costs, net............................................           1,573              1,736
                                                                                       -----              -----

                                                                                   $ 178,136          $ 170,058
                                                                                     =======            =======


Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities.................................       $   2,842          $  15,860
   Amounts due to related parties...........................................           3,828              7,778
   Project loans............................................................          82,680             84,200
                                                                                      ------             ------
                                                                                      89,350            107,838
Partners' capital...........................................................          88,786             62,220
                                                                                      ------             ------

                                                                                   $ 178,136          $ 170,058
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








   See accompanying notes to the unaudited condensed financial statements

                             COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                         Three-Months       Three-Months       Nine-Months        Nine-Months
                                                             Ended              Ended             Ended              Ended
                                                         September 30,      September 30,     September 30,      September 30,
                                                             2002               2001              2002               2001

Revenue:
   Energy revenues.................................       $  7,791           $  5,006           $ 55,428           $ 17,991
   Capacity revenues...............................          8,047              8,047             14,603             11,745
   Interest and other income.......................            237                881                888              2,135
                                                            ------             ------             ------             ------
          Total revenue............................         16,075             13,934             70,919             31,871

Operating expenses:
   Plant operating expenses........................          2,918              2,360              7,408              7,210
   Royalty expense.................................          2,588              2,316              5,337              8,209
   Depreciation and amortization...................          1,848              3,870              9,507             11,454
                                                            ------             ------             ------             ------
          Total operating expenses.................          7,354              8,546             22,252             26,873

          Operating income.........................          8,721              5,388             48,667              4,998

Other expenses:
   Interest expense................................          1,870              2,003              5,683              6,140
   Amortization of deferred financing costs........             55                192                163                577
                                                            ------             ------             ------             ------
          Total other expenses.....................          1,925              2,195              5,846              6,717

          Net income (loss)........................       $  6,796           $  3,193           $ 42,821           $ (1,719)
                                                            ======             ======             ======             ======












      See accompanying notes to the unaudited condensed financial statements

                             COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                       Nine-Months         Nine-Months
                                                                          Ended               Ended
                                                                      September 30,       September 30,
                                                                          2002                2001

Net cash provided by (used in) operating activities.............        $ 26,138            $ 19,184
Net cash provided by (used in) investing activities.............          (1,337)               (817)
Net cash provided by (used in) financing activities.............         (17,775)            (14,762)
                                                                          ------              ------
Net change in cash and cash equivalents.........................        $  7,026            $  3,605
                                                                          ======              ======


Supplemental cash flow disclosure:
     Cash paid for interest.....................................        $  3,810            $  4,149
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

(3)      Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and CPD had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded by CPD of $22.7 million for the nine-months ended September 30, 2001, has been reclassified as a reduction of revenue to conform with the 2002 presentation.

On March 1, 2002, Edison reached certain financing milestones and paid CPD for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001. For the nine-month period ended September 30, 2002, CPD recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $38.0 million.

(4)      Reclassifications

Certain reclassifications have been made to the 2001 statements of operations to conform to the 2002 presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for historical financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. ("Funding Corp."), Coso Finance Partners ("the Navy I Partnership"), Coso Energy Developers ("the BLM Partnership"), and Coso Power Developers ("the Navy II Partnership"), collectively, (the "Coso Partnerships") and their respective management. Such statements may be identified by terms such as expected, anticipated, may, will, believe or other terms or variations of such words. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Southern California Edison, ("Edison"), (iii) the information is of a preliminary nature and may be subject to further adjustment, (iv) risks related to the operation of power plants (v) the impact of avoided cost pricing along with other pricing variables, (vi) general operating risks, including resource availability and regulatory oversight, (vii) the dependence on third parties,
(viii) changes in government regulation, (ix) the effects of competition, (x) the dependence on senior management, (xi) fluctuations in quarterly results due in part to seasonality, (xii) affects of September 11, 2001, including U.S. Navy activity and (xiii) the alleged manipulation of the California energy market.

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

     Energy payments were fixed for the first ten years of firm operation under each power purchase agreement. After the first ten years of firm operation and until a Coso Partnership's power purchase agreement expires, Edison makes energy payments to the Coso Partnership based on Edison's avoided cost of energy.
Edison's avoided cost of energy is Edison's cost to generate electricity if Edison were to produce it itself or buy it from another power producer rather than buy it from the Coso Partnerships. This avoided cost has now been fixed for a set period as described below. The power purchase agreements will expire as follows: Navy I Partnership in August 2011, the BLM Partnership in March 2019, and the Navy II Partnership in January 2010. The fixed energy price period expired in August 1997 for the Navy I Partnership, in March 1999 for the BLM Partnership and in January 2000 for the Navy II Partnership.

     Edison entered into an agreement ("Agreement") with the Coso Partnerships on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002, as the date the Coso Partnerships receive a fixed avoided cost of energy rate of 5.37 cents per kWh for five (5) years. Subsequent to the five-year period, Edison will be required to make energy payments to the Coso Partnerships based on its avoided cost of energy until each partnership's power purchase agreement expires. Estimates of Edison's future avoided cost of energy may vary significantly and it is not possible to predict with accuracy the likely level of future avoided cost of energy prices.

     From January 1, 2002 through April 30, 2002, the Coso Partnerships elected to receive from Edison a fixed avoided cost of energy rate of 3.25 cents per kWh. Starting, May 1, 2002 the Coso Partnerships received 5.37 cents per kWh, pursuant to the agreement discussed above. The average avoided cost of energy paid to the Coso Partnerships for the nine-month period ended September 30, 2002 was 4.43 cents per kWh, as compared to 8.94 cents per kWh for the nine-months ended September 30, 2001.

     In 1994, the Coso Partnerships implemented a steam-sharing program under the Coso Geothermal Exchange Agreement. The purpose of the steam-sharing program is to enhance the management of the Coso geothermal resource and to optimize the resource's overall benefits to the Coso Partnerships by transferring steam among the Coso Partnerships. Under the steam sharing program, the partnership receiving the steam transfer splits revenue earned from electricity generated with the partnership that transferred the steam.

     The Coso Partnerships are required to make royalty payments to the U.S. Navy and the Bureau of Land Management. The Navy I Partnership pays a royalty for Unit I through reimbursement of electricity supplied to the U.S. Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the U.S. Navy Contract. This formula is largely based upon the tariff rates charged by Edison, which have recently been increased by the California Public Utilities Commission (CPUC), and is subject to future revision. The Navy I Partnership Unit 1 contract energy pricing has remained unchanged for several years based on a mutual agreement between the U.S. Navy and the Navy I Partnership since one of indecies utilized in the calculation no longer existed. Discussions with the U.S. Navy are continuing to re-adjust the formula for subsequent periods. In November 2001, a modification to the calculation of the reimbursement pricing formula was made to the U.S. Navy Contract resulting in a reduction of accrued royalties of $6.5 million, which was agreed to by the U.S. Navy. The parties have now agreed to a replacement index and a true-up calculation has been developed in favor of the Navy I Partnership. For Units 2 and 3, the Navy I Partnership's royalty expense paid to the U.S. Navy is a fixed percentage of electricity sales at 15% of revenue received by the Navy I Partnership through 2003 and will increase to 20% from 2004 through 2009. In addition, the Navy I Partnership is required to pay the U.S. Navy $25.0 million in December 2009, the date their contract expires. The payment is secured by funds placed on deposit monthly, which funds plus accrued interest are anticipated to aggregate $25.0 million by the expiration date of the contract. Currently, the monthly amount deposited is approximately

$60,000. The BLM Partnership pays a 10% royalty to the Bureau of Land Management based on the net value of steam produced. The Navy II Partnership pays a royalty to the U.S. Navy based on a fixed percentage of electricity sales to Edison. The royalty rate was 10% of electricity sales through 1999, and increased to 18% for 2000 through 2004 and will increase to 20% from 2005 through the end of the contract term. The Coso Partnerships also pay other royalties, at various rates, which in the aggregate are not material.

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

     Under the depository agreement with the trustee for the notes, the Coso Partnerships established accounts with a depository and pledged those accounts as security for the benefit of the holders of the senior secured notes. All amounts deposited with the depository are, at the direction of the Coso Partnerships, invested by the depository in permitted investments. All revenues or other proceeds actually received by the Coso Partnerships are deposited in a revenue account and withdrawn upon receipt by the depository of a certificate from the relevant Coso Partnership detailing the amounts to be paid from funds in its respective revenue account.

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with their retail customers that were significantly below the wholesale prices it paid in California. This resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the Coso Partnerships, pending a permanent solution to its liquidity crisis. This cash flow shortfall has adversely affected Edison's liquidity and in turn it did not pay the Coso Partnerships for energy delivered from November 2000 through March 26, 2001. As of December 31, 2001, the Coso Partnerships were unable to determine the time frame during which any future payments would be received. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Navy I, BLM and Navy II Partnerships did not recognize revenue from Edison for energy delivered during the period from November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded by the Navy I, BLM and Navy II Partnerships of $21.6 million, $21.8 million and $22.7 million, respectively, for the nine-months ended September 30, 2001 has been reclassified as a reduction of revenue to conform with the 2002 presentation.

     Pursuant to a CPUC order, Edison resumed making payments to the Coso Partnerships beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001, and continued to pay interest on the outstanding amount at 7% per annum. That payment, which was received during the nine-months ended September 30, 2001, was made pursuant to the Agreement between Edison and the Coso Partnerships described above and was also reclassified as additional revenue to conform with the 2002 presentation. On March 1, 2002, Edison reached certain financing milestones and paid the Coso Partnerships in full for energy generated between November 1, 2000 and March 26, 2001 for which no revenue was recognized during that period. For the nine-month period ended September 30, 2002, the Navy I, BLM and Navy II Partnerships recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $37.3 million, $37.1 million and $38.0 million, respectively.

     On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from a district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the Supreme Court of California. The appeals court stated that if the settlement Agreement violated California state law, then the appeals court would be required to void the stipulated judgment.
Pending a response from the California Supreme Court the settlement Agreement remains in full force and effect.

     On March 27, 2001, the CPUC instituted a new formula to measure Edison's short run avoided costs ("SRAC"), which is the basis for a portion of the payments that Edison makes to the Coso Partnerships under their respective power purchase agreement. In a decision dated September 4, 2002, the California Court of Appeal ruled that the CPUC erred in not considering the possible retroactive application of the revised SRAC formula to deliveries beginning on December 1, 2000. The California Court of Appeal remanded the matter back to the CPUC to make such a consideration.

     Edison filed a petition for a writ of review of the January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated the Public Utility Regulatory Policies Act of 1978 (PURPA). Subsequently, the California Court of Appeal issued a decision on August 20, 2002 in response to the writs affirming the January 2001 CPUC decision except for the 0.95 "floor", which it rejected as an abuse of discretion by the CPUC. The Coso Partnerships plan to appeal this decision in the California Court of Appeal.

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

     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso Partnership on a stand-alone basis:



                                                     Three-Months                    Nine-Months
                                                        Ended                           Ended
                                                     September 30                    September 30

                                                2002            2001            2002            2001
                                                ----            ----            ----            ----

   Navy I Partnership (stand alone)
     Operating capacity factor                 104.8%          110.1%          104.6%          107.9%
     Capacity (MW) (average)                    83.81           88.10           83.69           86.29
     kWh produced (000s)                       185,058         194,525         548,312         565,345

   BLM Partnership (stand alone)
     Operating capacity factor                  92.6%           99.3%           93.5%          103.2%
     Capacity (MW) (average)                    74.09           79.45           74.83           82.55
     kWh produced (000s)                       163,586         175,417         490,280         540,837

   Navy II Partnership (stand alone)
     Operating capacity factor                  96.4%          102.0%           99.8%          103.5%
     Capacity (MW) (average)                    77.13           81.64           79.86           82.83
     kWh produced (000s)                       170,295         180,257         523,261         542,677

     The declines in total energy production for the Navy I Partnership for the three and nine-months ended September 30, 2002 as compared to the same periods in 2001, were not significant. Total energy production for the BLM Partnership was 163.6 million kWh and 490.3 million kWh for the three and nine-months ended September 30, 2002, respectively, as compared to 175.4 million kWh and 540.8 million kWh for the same periods in 2001, decreases of 6.7% and 9.3% respectively. Total energy production for the Navy II Partnership was 170.3 million kWh for the three-months ended September 30, 2002 as compared to 180.3 million kWh for the same period in 2001, a decrease of 5.5%. These decreases in energy production for the Navy I, BLM and Navy II Partnerships were primarily due to a decline in steam which they are attempting to remediate through well maintenance and capital improvements.

Results of Operations for the three and nine-months ended September 30, 2002 and 2001

     The following discusses the results of operations of the Coso Partnerships for the three and nine-months ended September 30, 2002 and 2001 (dollar amounts in tables are in thousands, except per kWh data):

Revenue


                                   Three-Months         Three-Months         Nine-Months          Nine-Months
                                       Ended                Ended               Ended                Ended
                                   September 30,        September 30,       September 30,        September 30,
                                       2002                 2001                2002                 2001

                                   $     Cents/kWh      $     Cents/kWh      $     Cents/kWh      $     Cents/kWh
                                   -     ---------      -     ---------      -     ---------      -     ---------
Total Operating Revenues
  Navy I Partnership             19,761     10.7      15,856      8.1      79,587     14.5      45,701      8.1
  BLM Partnership                16,591     10.2      14,055      8.1      71,261     14.6      37,192      6.9
  Navy II Partnership            15,838      9.3      13,053      7.3      70,031     13.4      29,736      5.5

Capacity & Capacity Bonus
Revenues
  Navy I Partnership              8,190      4.4       8,190      4.2      14,904      2.7      11,955      2.1
  BLM Partnership                 8,002      4.9       8,002      4.6      14,537      3.0      11,682      2.2
  Navy II Partnership             8,047      4.7       8,047      4.5      14,603      2.8      11,745      2.2

Energy Revenues
  Navy I Partnership             11,571      6.3       7,666      3.9      64,683     11.8      33,746      6.0
  BLM Partnership                 8,589      5.3       6,053      3.5      56,724     11.6      25,510      4.7
  Navy II Partnership             7,791      4.6       5,006      2.8      55,428     10.6      17,991      3.3


     Total operating revenues for the Navy I, BLM and Navy II Partnerships, which consist of capacity payments, capacity bonus payments and energy payments, were $19.8 million, $16.6 million and $15.8 million, respectively, for the three-months ended September 30, 2002, as compared to $15.9 million, $14.1 million and $13.1 million, respectively, for the same period in 2001, increases of 24.5%, 17.7%, and 20.6%, respectively. Total energy revenues for the Navy I, BLM and Navy II Partnerships were $11.6 million, $8.6 million and $7.8 million, respectively, for the three-months ended September 30, 2002, as compared to $7.7 million, $6.1 million and $5.0 million, respectively, for the same period in 2001, increases of 50.6%, 41.0%, and 56.0%, respectively. Each Coso Partnership's increase in energy revenues for the three-months ended September 30, 2002, as compared to the same period in 2001, was primarily due to an increase in the average avoided cost of energy of 5.37 cents per kWh paid during the three-months ended September 30, 2002, as compared to 3.60 cents per kWh paid for the three-months ended September 30, 2001. The increase in price was, partially offset by a decrease in production.

     Total operating revenues for the Navy I, BLM and Navy II Partnerships, which consist of capacity payments, capacity bonus payments and energy payments, were $79.6 million, $71.3 million and $70.0 million, respectively, for the nine-months ended September 30, 2002, as compared to $45.7 million, $37.2 million and $29.7 million, respectively, for the same period in 2001, increases of $33.9 million, $34.1 million and $40.3 million, respectively. Capacity and capacity bonus revenues for each of the Navy I, BLM and Navy II Partnerships were $14.9 million, $14.5 million and $14.6 million, respectively, for the nine-months ended September 30, 2002, as compared to $12.0 million, $11.7 million and $11.7 million, respectively, for the same period in 2001, increases of 24.2%, 23.9%, and 24.8%, respectively. Energy revenues for the Navy I, BLM and Navy II Partnerships were $64.7 million, $56.7 million and $55.4 million, respectively, for the nine-months ended September 30, 2002, as compared to $33.7million, $25.5 million and $18.0 million, respectively, for the same period in 2001, increases of $31.0 million, $31.2 million and $37.4 million, respectively. Each Coso Partnership's increase in capacity, capacity bonus and energy revenues for the nine-months ended September 30, 2002, as compared to the same period in 2001, was due to Edison's payment, on March 1, 2002, for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001 discussed above. The Navy I, BLM and Navy II Partnerships had not recognized revenues of $21.6 million, $21.8 million and $22.7 million, respectively, for the nine-months ended September 30, 2001. Revenues generated but not recognized for the period November 1, 2000 through March 1, 2002 for the Navy I, BLM and Navy II Partnerships of $37.3 million, $37.1 million and $38.0 million, respectively, were paid and recognized during the nine-months ended September 30, 2002. These increases were partially offset by a decrease in production during the nine-months ended September 30, 2002 as compared to the same period in 2001.

Interest and Other Income

                              Three-Months             Three-Months              Nine-Months              Nine-Months
                                  Ended                    Ended                    Ended                    Ended
                           September 30, 2002       September 30, 2001       September 30, 2002       September 30, 2001

                             $     Cents/kWh          $      Cents/kWh         $      Cents/kWh         $      Cents/kWh
                             -     ---------          -      ---------         -      ---------         -      ---------
  Navy I Partnership         136       0.1            977        0.5         1,655        0.3         2,155        0.4
  BLM Partnership            267       0.2          1,040        0.6         1,169        0.2         2,877        0.5
  Navy II Partnership        237       0.1            881        0.5           888        0.2         2,135        0.4

     Interest and other income for the Navy I, BLM and Navy II Partnerships were $.1 million, $.3 million and $.2 million, respectively, for the three-months ended September 30, 2002, as compared to $1.0 million, $1.0 million and $.9 million, respectively for the same period in 2001, decreases of $.9 million, $.7 million and $.7 million, respectively. Each Coso Partnership's decrease in interest and other income for the three-months ended September 30, 2002, as compared to the same period in 2001, was primarily due to interest on amounts in arrears that were settled and paid by Edison on March 1, 2002.

     The Navy I Partnership's interest and other income was $1.7 million for the nine-months ended September 30, 2002, as compared to $2.2 million for the same period in 2001, a decrease of 22.7%. The decrease in interest and other income for the nine-months ended September 30, 2002, as compared to the same period in 2001, was primarily due to interest on amounts in arrears that were settled and paid by Edison on March 1, 2002, partially offset by the collection of $0.8 million of insurance proceeds in 2002 for lost revenue in 1999 caused by equipment failure.

     The BLM and Navy II Partnerships interest and other income were $1.2 million and $.9 million for the nine-months ended September 30, 2002, respectively, as compared to $2.9 million and $2.1 million, respectively for the same periods in 2001, decreases of 58.6% and 57.1%, respectively. The decreases for the BLM and Navy II Partnerships in interest and other income for the nine-month period ended September 30, 2002, as compared to the same period in 2001, were primarily due to interest on amounts in arrears that were settled and paid by Edison on March 1, 2002.

Plant Operations

                               Three-Months            Three-Months             Nine-Months             Nine-Months
                                   Ended                   Ended                   Ended                   Ended
                            September 30, 2002      September 30, 2001      September 30, 2002      September 30, 2001

                              $     Cents/kWh         $      Cents/kWh        $      Cents/kWh        $      Cents/kWh
                              -     ---------         -      ---------        -      ---------        -      ---------
  Navy I Partnership        2,811      1.5          2,055       1.1         7,379       1.3         6,629       1.1
  BLM Partnership           3,328      2.0          2,384       1.4         8,581       1.8         7,592       1.4
  Navy II Partnership       2,918      1.7          2,360       1.3         7,408       1.4         7,210       1.3

     Plant operating expenses, including operating and general and administrative for the Navy I, BLM and Navy II Partnerships were $2.8 million, $3.3 million and $2.9 million, respectively, for the three-months ended September 30, 2002, as compared to $2.1 million, $2.4 million and $2.4 million, respectively, for the same period in 2001, increases of 33%, 37.5% and 20.8%, respectively. Plant operating expenses, including operating and general and administrative for the Navy I, BLM and Navy II Partnerships were $7.4 million, $8.6 million and $7.4 million, respectively, for the nine-months ended September 30, 2002, as compared to $6.6 million, $7.6 million and $7.2 million, respectively, for the same period in 2001, increases of 12.1%, 13.2% and 2.8%, respectively. Each Coso Partnership's increase in operating expenses, including operating and general and administrative for the three and nine-month periods ended September 30, 2002, as compared to the same periods in 2001, were due to increases in insurance costs, property taxes and repair and maintenance projects that had been deferred in 2001 due to Edison's non-payment, partially offset by a reduction in legal costs. The increased property taxes for Navy I, BLM and Navy II Partnerships primarily resulted from a correction to their 2001 assessment of $670,000, $720,000 and $610,000, respectively, billed to each Coso Partnership in 2002.

Royalty Expense

                              Three-Months            Three-Months             Nine-Months             Nine-Months
                                  Ended                   Ended                   Ended                   Ended
                           September 30, 2002      September 30, 2001      September 30, 2002      September 30, 2001

                             $     Cents/kWh         $     Cents/kWh         $     Cents/kWh         $      Cents/kWh
                             -     ---------         -     ---------         -     ---------         -      ---------
  Navy I Partnership       5,762      3.1          7,005      3.6         11,393      2.1         13,759       2.4
  BLM Partnership          1,482      0.9            967      0.6          2,157      0.4          4,993       0.9
  Navy II Partnership      2,588      1.5          2,316      1.3          5,337      1.0          8,209       1.5

     The Navy I Partnership's royalty expenses were $5.8 million for the three-months ended September 30, 2002, as compared to $7.0 million for the same period in 2001, a decrease of 17.1%. The decrease in royalty expenses for the Navy I Partnership for the three-months ended September 30, 2002, as compared to the same period in 2001, was primarily due to an adjustment booked in 2001 that increased prior period royalty expense for Unit 1 by $1.8 million, partially offset by current period increases in Units 2 and 3 royalty expenses due to an increase in avoided cost of energy from 3.60 cents per kWh for the three months ending September 30, 2001 to 5.37 cents per kWh for the same period in 2002.

     The Navy I Partnership's royalty expenses were $11.4 million for the nine-months ended September 30, 2002, as compared to $13.8 for the same period in 2001, a decrease of 17.4%. The decrease in royalty expense for the Navy I Partnership for the nine-month period ended September 30, 2002, as compared to the same period in 2001, was primarily due to the decrease in the avoided cost of energy from 8.94 cents per kWh for the nine-months ended September 30, 2001 to 4.43 cents per kWh for the same period in 2002, partially offset by the increase in Unit 1 royalty expense in 2001 discussed above.

     The BLM Partnership's royalty expenses were $1.5 million and $2.2 million for the three and nine-months ended September 30, 2002, respectively, as compared to $1.0 million and $5.0 million for the same periods in 2001, an increase of 50.0% and a decrease of 56.0% respectively. The Navy II Partnership's royalty expenses were $2.6 million and $5.3 million for the three and nine-months ended September 30, 2002, respectively, as compared to $2.3 million and $8.2 million for the same periods in 2001, an increase of 13.0% and a decrease of 35.4%, respectively. The increases in royalty expense for the three-month period ended September 30, 2002 as compared to the same period in 2001 were due to the increase in avoided cost of energy from 3.60 cents per kWh or the three months ending September 30, 2001 to 5.37 cents per kWh for the same period in 2002. The decreases in the nine-month period ended September 30, 2002 as compared to the same period in 2001 were due to a decrease in the avoided cost of energy from 8.94 cents per kWh for the nine-months ended September 30, 2001 to 4.43 cents per kWh for the same period in 2002.

Depreciation and Amortization

                                  Three-Months            Three-Months             Nine-Months             Nine-Months
                                      Ended                   Ended                   Ended                   Ended
                               September 30, 2002      September 30, 2001      September 30, 2002      September 30, 2001

                                 $     Cents/kWh         $     Cents/kWh         $     Cents/kWh         $     Cents/kWh
                                 -     ---------         -     ---------         -     ---------         -     ---------
  Navy I Partnership           3,049      1.6          2,647      1.4          8,126      1.5          7,687      1.4
  BLM Partnership              3,903      2.4          4,009      2.3         12,135      2.5         11,884      2.2
  Navy II Partnership          1,848      1.1          3,870      2.1          9,507      1.8         11,454      2.1


The Navy I Partnership's depreciation and amortization expenses were $3.0 million and $8.1 million, respectively for the three and nine-months ended September 30, 2002, as compared to $2.6 million and $7.7 million for the same period in 2001, increases of 15.4% and 5.2%, respectively. These increases were due to an increase in capitalized assets during the three and nine-month periods ended September 30, 2002.

The Navy II Partnership's depreciation and amortization expense were $1.8 million and $9.5 million, respectively for the three and nine-months ended September 30, 2002, as compared to $3.9 million and $11.5 million for the same period in 2001, decreases of 53.8% and 17.4%, respectively. These decreases were due to certain wells being fully depreciated during the three and nine-month periods ending September 30, 2002.

Interest Expense

                                    Three-Months            Three-Months             Nine-Months             Nine-Months
                                        Ended                   Ended                   Ended                   Ended
                                 September 30, 2002      September 30, 2001      September 30, 2002      September 30, 2001

                                   $     Cents/kWh         $     Cents/kWh         $     Cents/kWh         $     Cents/kWh
                                   -     ---------         -     ---------         -     ---------         -     ---------
  Navy I Partnership             2,668      1.4          2,896      1.5          8,216      1.5          8,851      1.6
  BLM Partnership                2,120      1.3          2,225      1.3          6,477      1.3          6,733      1.2
  Navy II Partnership            1,870      1.1          2,003      1.1          5,683      1.1          6,140      1.1

     The Navy I Partnership's interest expense was $2.7 million and $8.2 million for the three and nine-months ended September 30, 2002, respectively, as compared to $2.9 million and $8.9 million for the same periods in 2001, decreases of 6.9% and 7.9% respectively. The Navy II Partnership's interest expense was $1.9 million and $5.7 million for the three and nine-months ended September 30, 2002, respectively, as compared to $2.0 million and $6.1 million for the same periods in 2001, decreases of 5.0% and 6.6% respectively. The decreases in interest expense for the Navy I and Navy II Partnerships for the three and nine-month periods ended September 30, 2002, as compared to the same periods in 2001, were due to reductions in the principal amount of the project loan from Funding Corp.

Liquidity and Capital Resources

     Each of the Navy I Partnership, the BLM Partnership and the Navy II Partnership derive substantially all of their cash flow from Edison under their power purchase agreements and from interest income earned on funds on deposit. As of December 2001, the 6.8% notes were repaid, subsequently leaving the Coso Partnerships with increased annual cash flow. The Coso Partnerships have used their cash primarily for capital expenditures for power plant and resource improvements, operating costs, distributions to partners and payments with respect to the project debt.

     The Coso Partnerships ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements. Edison's shortfall in collections, coupled with its near term capital requirements, materially and adversely affected its liquidity. In resolution of that issue, Edison settled with the CPUC on October 2, 2001, enabling it to recover in retail electric rates its historical shortfall in electric purchase costs. On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the Supreme Court of California. The appeals court stated that if the Agreement violated California state law then the appeals court would be required to void the stipulated judgment. Pending a response from the California Supreme Court the Agreement remains in full force and effect. Immediately after this settlement, Edison and each of the Coso Partnerships entered into an amendment of their respective Agreement (referenced above) pertaining to partial payment and interest payments relating to Edison's past due obligations for the period from November 2000 through March 26, 2001. The Agreement, as amended, was approved by CPUC in January of 2002, and established the fixed energy rates discussed above and set payment terms for the past due amounts owed to the Coso Partnerships by Edison. Edison's failure to pay its future obligations may have a material adverse effect on the Coso Partnerships ability to make debt service payments to Funding Corp. as they come due under the Funding Corp. notes.

     On March 1, 2002, Edison reached certain financing milestones and paid the Coso Partnerships for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001. In the first quarter of 2002, the Navy I, BLM and Navy II Partnerships recognized revenue for energy delivered during that period of $37.3 million, $37.1 million and $38.0 million, respectively.

     The following table sets forth a summary of each Coso Partnership's cash flows for the nine-months ended September 30, 2002 and September 30, 2001.

                                                                  Nine-Months           Nine-Months
                                                                     Ended                 Ended
                                                                 September 30,         September 30,
                                                                     2002                  2001


Navy I Partnership (stand alone)
  Net cash provided by (used in) operating activities             $  54,861             $  20,461
  Net cash provided by (used in) investing activities                (4,546)               (1,867)
  Net cash provided by (used in) financing activities               (40,568)               (8,381)
                                                                     ------                ------
      Net change in cash and cash equivalents                     $   9,747             $  10,213
                                                                     ======                ======

                                       28

BLM Partnership (stand alone)
  Net cash provided by (used in) operating activities             $  41,610             $  21,413
  Net cash provided by (used in) investing activities                (1,674)               (3,174)
  Net cash provided by (used in) financing activities               (29,520)               (5,885)
                                                                     ------                ------
      Net change in cash and cash equivalents                     $  10,416             $  12,354
                                                                     ======                ======

Navy II Partnership (stand alone)
  Net cash provided by (used in) operating activities             $  26,138             $  19,184
  Net cash provided by (used in) investing activities                (1,337)                 (817)
  Net cash provided by (used in) financing activities               (17,725)              (14,762)
                                                                     ------                ------
      Net change in cash and cash equivalents                     $   7,026             $   3,605
                                                                     ======                ======

     The Navy I Partnership's cash flows from operating activities increased by $34.4 million for the nine-months ended September 30, 2002, as compared to the same period in 2001, primarily due to the increase in net income from the cash received for Edison's payment for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001.

     Cash used in investing activities at the Navy I Partnership increased by $2.7 million for the nine-months ended September 30, 2002, as compared to the same period in 2001, primarily due to an increase in restricted cash requirements associated with the project loan from Funding Corp. and increases in capital expenditures.

     The Navy I Partnership's cash used in financing activities increased by $32.2 million for the nine-months ended September 30, 2002, as compared to the same period in 2001, due to increased partner distributions paid during that period in 2002.

     The BLM Partnership's cash flows from operating activities increased by $20.2 million for the nine-months ended September 30, 2002, as compared to the same period in 2001, primarily due to the increase in net income from the cash received for Edison's payment for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001.

     Cash used in investing activities at the BLM Partnership decreased by $1.5 million for the nine-months ended September 30, 2002, as compared to the same period in 2001, primarily due to a decrease in capital expenditures partially offset by an increase in restricted cash requirements associated with the project loan from Funding Corp.

     The BLM Partnership's cash used in financing activities increased by $23.6 million for the nine-months ended September 30, 2002, as compared to the same period in 2001, due to increased partner distributions paid during that period in 2002.

     The Navy II Partnership's cash flows from operating activities increased by $7.0 million for the nine-months ended September 30, 2002, as compared to the same period in 2001, primarily due to the increase in net income from the cash received for Edison's payment for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001.

     Cash used in investing activities at the Navy II Partnership increased by $.5 million for the nine-months ended September 30, 2002, as compared to the same period in 2001, primarily due to an increase in restricted cash requirements associated with the project loan from Funding Corp. and increases in capital expenditures.

     The Navy II Partnership's cash used in financing activities increased by $3.0 million for the nine-months ended September 30, 2002, as compared to the same period in 2001, due to increased partner distributions paid during that period in 2002.

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

                               COSO PARTNERSHIPS
                  UNAUDITED CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      September 30,       December 31,
                                                                                          2002               2001
Assets:
   Cash and cash equivalents....................................................       $  27,453          $     264
   Restricted cash and investments..............................................          38,910             34,210
   Accounts receivable, net.....................................................          34,766              9,603
   Prepaid expenses and other assets............................................           5,140              2,159
   Amounts due from related parties.............................................           6,648              6,488
   Property, plant and equipment, net...........................................         390,368            413,519
   Power purchase agreement, net................................................          48,590             52,350
   Investments..................................................................          12,545             12,843
   Deferred financing costs, net................................................           5,709              6,300
                                                                                         -------            -------
                                                                                       $ 570,129          $ 537,736
                                                                                         =======            =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities.....................................       $  22,720          $  42,362
   Amounts due to related parties...............................................          33,266             24,967
   Project loans................................................................         294,289            303,000
                                                                                         -------            -------
                                                                                         350,275            370,329
Partners' capital...............................................................         219,854            167,407
                                                                                         -------            -------
                                                                                       $ 570,129          $ 537,736
                                                                                         =======            =======







See accompanying notes to the unaudited condensed combined financial statements.

                               COSO PARTNERSHIPS
             UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                         Three-Months      Three-Months       Nine-Months      Nine-Months
                                                             Ended             Ended             Ended            Ended
                                                         September 30,     September 30,     September 30,    September 30,
                                                             2002              2001              2002             2001

Revenue:
   Energy revenues..................................      $ 27,951          $ 18,725          $ 176,835        $ 77,233
   Capacity revenues................................        24,239            24,239             44,044          35,396
   Interest and other income........................           640             2,898              3,712           7,167
                                                            ------            ------             ------          ------
          Total revenue.............................        52,830            45,862            224,591         119,796

Operating expenses:
   Plant operating expenses.........................         9,057             6,799             23,368          21,431
   Royalty expense..................................         9,832            10,288             18,887          26,961
   Depreciation and amortization....................         8,800            10,526             29,768          31,025
                                                            ------            ------             ------          ------
          Total operating expenses..................        27,689            27,613             72,023          79,417

          Operating income..........................        25,141            18,249            152,568          40,379

Other expenses:
   Interest expense.................................         6,658             7,124             20,376          21,724
   Amortization of deferred financing costs.........           198               401                591           1,205
                                                            ------            ------             ------          ------
          Total other expenses......................         6,856             7,525             20,967          22,929


          Net income.................................     $ 18,285          $ 10,724          $ 131,601        $ 17,450
                                                            ======            ======            =======          ======







See accompanying notes to the unaudited condensed combined financial statements.

                                COSO PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                 Nine-Months          Nine-Months
                                                                    Ended                Ended
                                                                September 30,        September 30,
                                                                    2002                 2001

Net cash provided by (used in) operating activities...            $ 122,607            $  61,058
Net cash provided by (used in) investing activities...               (7,557)              (5,858)
Net cash provided by (used in) financing activities...              (87,861)             (29,028)
                                                                     ------               ------
Net change in cash and cash equivalents...............            $  27,189            $  26,172
                                                                     ======               ======

Supplemental cash flow disclosure:
    Cash paid for interest............................            $  13,710            $  14,631
                                                                     ======               ======








See accompanying notes to the unaudited condensed combined financial statements.

                                COSO PARTNERSHIPS
                    NOTES TO THE UNAUDITED CONDENSED COMBINED
                              FINANCIAL STATEMENTS


(1)      Basis of Presentation

The accompanying unaudited condensed combined financial statements were derived from the stand alone unaudited condensed financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers and Coso Power Developers (the "Coso Partnerships"). All intercompany accounts and transactions were eliminated. This financial information has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships as a whole. The unaudited condensed combined financial statements should be read in conjunction with each individual Partnership's unaudited condensed financial statements.

(2)      Accounts Receivable and Revenue Recognition

The Coso Partnerships sell all electricity produced to Southern California Edison (Edison) under long-term power purchase contracts. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Coso Partnerships had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. The provision for doubtful accounts previously recorded by the Coso Partnerships of $66.1 million for the nine-months ended September 30, 2001, has been reclassified as a reduction of revenue to conform with the 2002 presentation.

On March 1, 2002, Edison reached certain financing milestones and paid the Coso Partnerships for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001. For the nine-month period ended September 30, 2002, the Coso Partnerships recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $112.4 million.

(3)      Reclassifications

Certain reclassifications have been made to the 2001 statements of operations to conform to the 2002 presentation.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits

            27.1 Financial Data Schedule--Form SX--Caithness Coso Funding Corp.
            27.2 Financial Data Schedule--Form SX--Coso Finance Partners
            27.3 Financial Data Schedule--Form SX--Coso Energy Developers
            27.4 Financial Data Schedule--Form SX--Coso Power Developers Certification of Chief Executive Officer
            Certification of Chief Financial Officer
            99.1 Certification of Chief Executive Officer
            99.2 Certification of Chief Financial Officer


(b)         Reports on Form 8-K

The Coso Partnerships filed a current report on Form 8-K dated September 23, 2002 reporting issues surrounding the settlement agreement between Edison and the CPUC, the court of appeals decision on line loss factors, and the court of appeals decision regarding retroactive application of SRAC rates.

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

Do you wish to include a LEGEND?       This schedule  contains summary financial
                      Yes X  No        information extracted from *_____________
                   ---   ---           and is equalified in its entirety by
                                       reference to such financial statements.
                                       *Identify the financial statement(s) to
                                       be referenced in the legend:
RESTATED
Are your financials being "restated"          (NO VALUE REQUIRED)
from a previously file period?
                      Yes  X No
                   ---    ---
CIK                                       Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT CIK:

NAME                                      Use this section only for coregistrant
Does this data apply to a coregistrant    filings.
                      Yes  X No
                   ---    ---             COREGISTRANT NAME:

MULTIPLIER
Do the financials require a multiplier        X 1,000          1,000,000,000
other than 1 (one)?                          ---            ---
                    X Yes    No                 1,000,000      1,000,000,000,000
                   ---    ---                ---            ---

CURRENCY                                  CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                      - MOS       X   9  - MOS
                                          --- ---           --- ---
                                               X YEAR              YEAR
                                              ---               ---
                                               (for annual report filings)
                                                 OTHER            OTHER
                                              ---              ---
FISCAL YEAR END
(example: DEC-31-1997)                       Dec-31-2001           DEC-31-2002
                                             -----------           -----------
                                             mmm-dd-yyyy           mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                       Jan-01-2001           JAN-01-2002
                                             -----------           -----------
                                             mmm-dd-yyyy           mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                       Dec-31-2001           SEP-30-2002
                                             -----------           -----------
                                             mmm-dd-yyyy           mmm-dd-yyyy

EXCHANGE RATE                                EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 9 MOS
                                                     ----                        -----                          ---
CASH                                                         0                           0
SECURITIES                                                   0                           0
RECEIVABLES                                            304,225                     302,174
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETDS                                          1,225                       7,883
PP&E                                                         0                           0
DEPRECIATION                                                 0                           0
TOTAL ASSETS                                           304,225                     302,174
CURRENT LIABILITIES                                      1,225                       7,883
BONDS                                                  303,000                     294,291
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             304,225                     302,174
SALES                                                        0                           0
TOTAL REVENUES                                          28,820                      20,369
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                               0                           0
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       28,820                      20,369
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                                   0                           0
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

CURRENCY                                  CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                       - MOS    X   9 - MOS
                                          ---  ---        --- ---
                                                X YEAR           YEAR
                                               ---            ---
                                            (for annual report filings)
                                                  OTHER          OTHER
                                               ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2001          DEC-31-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2001          JAN-01-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2001          SEP-30-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 9 MOS
                                                     ----                        -----
CASH                                                       264                      10,011
SECURITIES                                              21,325                      24,239
RECEIVABLES                                             12,816                      14,131
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          13,730                      25,688
PP&E                                                   229,084                     230,664
DEPRECIATION                                            88,647                      95,860
TOTAL ASSETS                                           193,114                     201,210
CURRENT LIABILITIES                                     18,139                      20,912
BONDS                                                  122,550                     117,911
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             193,114                     201,210
SALES                                                   53,400                      79,587
TOTAL REVENUES                                          56,328                      81,242
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          29,182                      26,898
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       12,437                       8,453
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                              14,709                      45,891
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

CURRENCY                                  CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                      - MOS     X   9 - MOS
                                          --- ---         --- ---
                                               X  YEAR            YEAR
                                              ---             ---
                                            (for annual report filings)
                                                 OTHER           OTHER
                                              ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2001          DEC-31-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2001          JAN-01-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2001          SEP-30-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 9 MOS
                                                     ----                        -----
CASH                                                         0                      10,416
SECURITIES                                               7,368                       8,420
RECEIVABLES                                              3,340                      11,598
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                           4,189                      23,960
PP&E                                                   247,203                     247,708
DEPRECIATION                                            98,786                     110,000
TOTAL ASSETS                                           183,978                     192,936
CURRENT LIABILITIES                                     34,966                      30,555
BONDS                                                   96,250                      93,700
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             183,978                     192,936
SALES                                                   44,041                      71,261
TOTAL REVENUES                                          47,807                      72,430
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          31,396                      22,873
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        9,398                       6,668
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                               7,013                      42,889
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

CURRENCY                                  CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                      - MOS     X   9 - MOS
                                          --- ---         --- ---
                                                  YEAR            YEAR
                                              ---             ---
                                            (for annual report filings)
                                                  OTHER           OTHER
                                              ---             ---
FISCAL YEAR END
(example: DEC-31-1997)                      Dec-31-2001          DEC-31-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD START
(example: JAN-01-1997)                      Jan-01-2001          JAN-01-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                      Dec-31-2001          SEP-30-2002
                                            -----------          -----------
                                            mmm-dd-yyyy          mmm-dd-yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 9 MOS
                                                     ----                        -----
CASH                                                         0                       7,026
SECURITIES                                               5,517                       6,251
RECEIVABLES                                              9,349                      17,838
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          10,009                      26,512
PP&E                                                   209,652                     210,103
DEPRECIATION                                            84,987                      92,247
TOTAL ASSETS                                           170,058                     178,136
CURRENT LIABILITIES                                     23,638                       6,670
BONDS                                                   84,200                      82,680
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             170,058                     178,136
SALES                                                   36,389                      70,031
TOTAL REVENUES                                          39,272                      70,919
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          34,408                      22,252
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        9,247                       5,846
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                             (4,383)                      42,821
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James D. Bishop, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Caithness Coso Funding Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002                Caithness Coso Funding Corp.
                                        a Delaware Corporation

                                         By: /S/ JAMES D. BISHOP, SR.
                                             ------------------------
                                                 James D. Bishop, Sr.
                                                 Director, Chairman &
                                                 Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Christopher T. McCallion, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Caithness Coso Funding Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002                Caithness Coso Funding Corp.
                                        a Delaware Corporation

                                         By: /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                                 Christopher T. McCallion
                                                 Executive Vice President
                                                 & Chief Financial Officer
                                                 Principal Financial &
                                                 Accounting Officer

                                  Exhibit 99.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                      PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Caithness Coso Funding Corp. (the Company) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
D. Bishop, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:



     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and



     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: November 12, 2002                 Caithness Coso Funding Corp.
                                        a Delaware Corporation

                                         By: /S/ JAMES D. BISHOP, SR.
                                             ------------------------
                                                 James D. Bishop, Sr.
                                                 Director, Chairman &
                                                 Chief Executive Officer

                                  Exhibit 99.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Caithness Coso Funding Corp. (the Company) on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher T. McCallion, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:



     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and



     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: November 12, 2002                 Caithness Coso Funding Corp.
                                        a Delaware Corporation

                                         By: /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                                 Christopher T. McCallion
                                                 Executive Vice President &
                                                 Chief Financial Officer
                                                 (Principal Financial &
                                                 Accounting Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 12, 2002        CAITHNESS COSO FUNDING CORP.,
                                a Delaware corporation

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