Form 10-Q
period 2003-03-31
CAITHNESS COSO FUNDING CORP; COSO ENERGY DEVELOPERS; COSO FINANCE PARTNERS; COSO POWER DEVELOPERS
filed 2003-05-13
CIK 1088866, 1088869, 1088870, 1088873

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the quarterly period ended    March 31, 2003
                                              --------------

                                       or

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

          300 shares in Caithness Coso Funding Corp. as of May 13, 2003
          -------------------------------------------------------------

                          CAITHNESS COSO FUNDING CORP.
                                    Form 10-Q
                      For the Quarter Ended March 31, 2003


PART I.    FINANCIAL INFORMATION                                        Page No.

ITEM 1.    Financial Statements


   Caithness Coso Funding Corp.
   Unaudited condensed balance sheets at March 31, 2003 and
     December 31, 2002                                                         4
   Unaudited condensed statements of operations for the three-months
     ended March 31, 2003 and the three-months ended March 31, 2002            5
   Unaudited condensed statements of cash flows for the three-months
     ended March 31, 2003 and the three-months ended March 31, 2002            6
   Notes to the unaudited condensed financial statements                       7

   Coso Finance Partners
   Unaudited condensed balance sheets at March 31, 2003 and
     December 31, 2002                                                         8
   Unaudited condensed statements of operations for the three-months
     ended March 31, 2003 and the three-months ended March 31, 2002            9
   Unaudited condensed statements of cash flows for the three-months
     ended March 31, 2003 and the three-months ended March 31, 2002           10
     Notes to the unaudited condensed financial statements                    11

   Coso Energy Developers
   Unaudited condensed balance sheets at March 31, 2003 and
     December 31, 2002                                                        13
   Unaudited condensed statements of operations for the three-months
     ended March 31, 2003 and the three-months ended March 31, 2002           14
   Unaudited condensed statements of cash flows for the three-months
     ended March 31, 2003 and the three-months ended March 31, 2002           15
   Notes to the unaudited condensed financial statements                      16

   Coso Power Developers
   Unaudited condensed balance sheets at March 31, 2003 and
     December 31, 2002                                                        18
   Unaudited condensed statements of operations for the three-months
     ended March 31, 2003 and the three-months ended March 31, 2002           19
   Unaudited condensed statements of cash flows for the three-months
     ended March 31, 2003 and the three-months ended March 31, 2002           20
   Notes to the unaudited condensed financial statements                      21

                                        2

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            23

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                 33
ITEM 2.     Change in Securities and Use of Proceeds                          33
ITEM 3.     Defaults upon Senior Securities                                   33
ITEM 4.     Submission of Matters to a Vote of Security Holders               33
ITEM 5.     Other Information                                                 33
   Supplemental condensed combined financial information for the
   Coso Partnerships
   Unaudited condensed combined balance sheets at March 31, 2003
     and December 31, 2002                                                    34
   Unaudited condensed combined statements of operations for the three-months ended March 31, 2003 and the three-months ended
     March 31, 2002                                                           35
   Unaudited condensed combined statements of cash flows for the three-months ended March 31, 2003 and the three-months
     ended March 31, 2002                                                     36
   Notes to the unaudited condensed combined financial statements             37

ITEM 6.    Exhibits and Reports on Form 8-K                                   38

                          CAITHNESS COSO FUNDING CORP.
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                              March 31,         December 31,
                                                                2003                2002
                                                                                   (Note)
Assets:
   Accrued interest receivable.......................       $    7,424          $    1,130
   Project loan to Coso Finance Partners.............          110,955             110,955
   Project loan to Coso Energy Developers............           89,875              89,875
   Project loan to Coso Power Developers.............           80,401              80,401
                                                               -------             -------

                                                            $  288,655          $  282,361
                                                               =======             =======



Liabilities and Stockholders' Equity:
   Senior secured notes:
     Accrued interest payable.......................        $    7,424          $    1,130
     9.05% notes due 2009...........................           281,231             281,231
                                                               -------             -------
                                                               288,655             282,361
Stockholders' equity................................                --                  --
                                                               -------             -------

                                                            $  288,655          $  282,361
                                                               =======             =======





Note: The condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.





     See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                              Three-Months          Three-Months
                                                  Ended                 Ended
                                                 March 31,             March 31,
                                                   2003                  2002

Interest income.......................          $   6,294             $   6,854
Interest expense......................             (6,294)               (6,854)
                                                   -------               -------

    Net income........................          $       --            $       --
                                                   =======               =======





     See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                  Three-Months         Three-Months
                                                                      Ended                Ended
                                                                     March 31,            March 31,
                                                                       2003                 2002
Net cash provided by (used in) investing activities.......          $   6,294            $   6,854
Net cash provided by (used in) financing activities.......             (6,294)              (6,854)
                                                                       -------              -------

Net change in cash and cash equivalents..................           $      --             $     --
                                                                       =======              =======




     See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)


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

(2)     Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2002.

The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                              COSO FINANCE PARTNERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     March 31,          December 31,
                                                                                       2003                2002
                                                                                                          (Note)
Assets:
   Cash and cash equivalents.................................................       $   6,777           $   4,215
   Restricted cash and investments...........................................          29,012              28,692
   Accounts receivable, net..................................................           6,888               7,431
   Prepaid expenses & other assets...........................................             605               1,068
   Amounts due from related parties..........................................           1,504               1,190
   Property, plant & equipment, net..........................................         136,140             136,313
   Power purchase agreement, net.............................................           9,658               9,945
   Advances to New CLPSI Company, LLC........................................           4,109               4,010
   Deferred financing costs, net.............................................           2,129               2,208
                                                                                        -----               -----

                                                                                    $ 196,822           $ 195,072
                                                                                      =======             =======



Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities..................................       $   1,925           $   5,764
   Amounts due to related parties............................................           2,991                 467
   Other liabilities.........................................................          14,783              12,478
   Project loans.............................................................         110,955             110,955
                                                                                      -------             -------
                                                                                      130,654             129,664
                                                                                       66,168              65,408
Partners' capital............................................................         -------             -------

                                                                                    $ 196,822           $ 195,072
                                                                                      =======             =======





Note: The condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.




     See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                       Three-Months          Three-Months
                                                           Ended                 Ended
                                                          March 31,             March 31,
                                                            2003                  2002
Revenue:
   Energy revenues.............................         $   11,298            $   42,350
   Capacity revenues...........................              1,255                 3,148
                                                            ------                ------
          Total revenue........................             12,553                45,498

Operating expenses:
   Plant operating expenses....................              2,267                 2,307
   Royalty expense.............................              2,681                 2,212
   Depreciation and amortization...............              2,562                 2,536
                                                             -----                 -----
          Total operating expenses.............              7,510                 7,055

          Operating income.....................              5,043                38,443

Other (income)/expenses:
    Interest and other income..................                (59)                 (474)
    Interest expense...........................              2,483                 2,775
    Amortization of deferred financing costs...                 79                    79
                                                             -----                 -----
          Total other expenses.................              2,503                 2,380
                                                             -----                 -----

Income before cumulative effect of
    change in accounting principle.............              2,540                36,063

Cumulative effect of change in
    accounting principle.......................              1,780                    --
                                                             -----                ------

           Net income..........................         $      760            $   36,063
                                                             =====                ======





     See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               Three-Months           Three-Months
                                                                   Ended                  Ended
                                                                  March 31,              March 31,
                                                                    2003                   2002

Net cash provided by (used in) operating activities.....          $  4,674               $ 47,122
Net cash provided by (used in) investing activities.....            (2,112)                (2,484)
Net cash provided by (used in) financing activities.....                --                (29,910)
                                                                     -----                 ------

Net change in cash and cash equivalents.................          $  2,562               $ 14,728
                                                                     =====                 ======






     See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)     Organization and Operation

Coso Finance Partners (CFP), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the China Lake Naval Air Weapons Station, China Lake California. CFP sells all electricity produced to Southern California Edison (Edison) under a 24-year power purchase contract expiring in 2011.

(2)     Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2002.

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

(4)     Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(5)     New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

As a result of the adoption of SFAS No. 143, the Partnership was required to recognize a liability of $2,039, a net asset of $259 and a loss from the cumulative effect of a change in accounting principle of $1,780 as of January 1, 2003. In 2003 additional depreciation and accretion expense resulting from adoption of SFAS No. 143 is estimated to be $218.

                             COSO ENERGY DEVELOPERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                           March 31,        December 31,
                                                                             2003              2002
                                                                                              (Note)
Assets:
   Cash and cash equivalents......................................        $   8,268          $   1,423
   Restricted cash and investments................................            6,664              6,646
   Accounts receivable, net.......................................            6,435              6,681
   Prepaid expenses and other assets..............................              747              1,370
   Amounts due from related parties...............................              430                421
   Property, plant and equipment, net.............................          135,543            135,853
   Power purchase agreement, net..................................           17,097             17,365
   Investment in Coso Transmission Line Partners..................            2,625              2,653
   Advances to New CLPSI Company, LLC.............................              688                674
   Deferred financing costs, net..................................            1,721              1,785
                                                                            -------            -------

                                                                          $ 180,218          $ 174,871
                                                                            =======            =======


Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities........................       $   2,414          $   1,644
   Amounts due to related parties..................................          28,230             26,317
   Other liabilities...............................................           1,582                432
   Project loans...................................................          89,875             89,875
                                                                             ------             ------
                                                                            122,101            118,268
Partners' capital..................................................          58,117             56,603
                                                                            -------            -------

                                                                          $ 180,218          $ 174,871
                                                                            =======            =======




Note: The condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.



     See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                          Three-Months           Three-Months
                                                              Ended                  Ended
                                                             March 31,              March 31,
                                                               2003                   2002
Revenue:
   Energy revenues.................................        $   8,107               $  40,429
   Capacity revenues...............................            1,227                   3,051
                                                               -----                  ------
          Total revenue............................            9,334                  43,480

Operating expenses:
   Plant operating expenses........................            2,738                   2,605
   Royalty expense.................................               25                      11
   Depreciation and amortization...................            2,340                   4,059
                                                               -----                   -----
          Total operating expenses.................            5,103                   6,675

          Operating income.........................            4,231                  36,805

Other (income)/expenses:
    Interest and other income......................             (282)                   (642)
    Interest expense...............................            2,011                   2,180
    Amortization of deferred financing costs.......               64                      64
                                                               -----                   -----
          Total other expenses.....................            1,793                   1,602
                                                               -----                   -----

Income before cumulative effect of change in
    accounting principle...........................            2,438                  35,203

Cumulative effect of change in
    accounting principle...........................              924                      --
                                                               -----                  ------

           Net income..............................        $   1,514               $  35,203
                                                               =====                  ======





     See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               Three-Months       Three-Months
                                                                   Ended              Ended
                                                                  March 31,          March 31,
                                                                    2003               2002

Net cash provided by (used in) operating activities....          $   8,371          $  34,552
Net cash provided by (used in) investing activities....             (1,526)            (1,569)
Net cash provided by (used in) financing activities....                 --            (22,750)
                                                                     -----             ------

Net change in cash and cash equivalents................          $   6,845          $  10,233
                                                                     =====             ======





     See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)     Organization and Operation

Coso Energy Developers (CED), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CED sells all electricity produced to Southern California Edison (Edison) under a 30-year power purchase contract expiring in 2019.

(2)     Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2002.

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

(4)      Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(5)     New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. As a result of the adoption of SFAS No. 143 the Partnership was required to recognize a liability of $1,122, a net asset of $198 and a loss from the cumulative effect of a change in accounting principle of $924 as of January 1, 2003. In 2003 additional depreciation and accretion expense resulting from adoption of SFAS No. 143 is estimated to be $120.

                              COSO POWER DEVELOPERS
                       UNAUDITED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 March 31,        December 31,
                                                                                   2003              2002
                                                                                                    (Note)
Assets:
   Cash and cash equivalents............................................        $   5,917          $     824
   Restricted cash and investments......................................           10,883             10,855
   Accounts receivable, net.............................................            6,762              7,234
   Prepaid expenses and other assets....................................              617              1,111
   Amounts due from related parties.....................................            6,287              5,902
   Property, plant and equipment, net...................................          115,591            116,192
   Power purchase agreement, net........................................           19,327             20,026
   Investment in Coso Transmission Line Partners........................            3,227              3,260
   Advances to New CLPSI Company, LLC...................................            1,924              1,911
   Deferred financing costs, net........................................            1,465              1,519
                                                                                    -----              -----

                                                                                $ 172,000          $ 168,834
                                                                                  =======            =======



Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities.............................        $   1,987          $   1,948
   Amounts due to related parties.......................................            3,335                758
   Other liabilities....................................................            2,550                366
   Project loans........................................................           80,401             80,401
                                                                                   ------             ------
                                                                                   88,273             83,473
Partners' capital.......................................................           83,727             85,361
                                                                                   ------             ------

                                                                                $ 172,000          $ 168,834
                                                                                  =======            =======




Note: The condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.





     See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                                Three-Months          Three-Months
                                                                    Ended                 Ended
                                                                  March 31,            March 31,
                                                                    2003                 2002
Revenue:
   Energy revenues......................................         $   7,278            $  41,371
   Capacity revenues....................................             1,234                3,051
                                                                     -----               ------
          Total revenue.................................             8,512               44,422

Operating expenses:
   Plant operating expenses.............................             2,355                1,971
   Royalty expense......................................             1,472                1,057
   Depreciation and amortization........................             2,768                3,829
                                                                     -----                -----
          Total operating expenses......................             6,595                6,857

          Operating income..............................             1,917               37,565

Other (income)/expenses:
    Interest and other income...........................               (79)                (482)
    Interest expense....................................             1,799                1,908
    Amortization on deferred financing costs............                54                   54
                                                                     -----                -----
          Total other expenses..........................             1,774                1,480
                                                                     -----                -----
 Income before cumulative effect of change in
    accounting principle................................               143               36,085

 Cumulative effect of change in
    accounting principle................................             1,777                   --
                                                                     -----               ------

           Net (loss) income............................         $  (1,634)           $  36,085
                                                                     =====               ======









     See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                             Three-Months      Three-Months
                                                                 Ended             Ended
                                                               March 31,         March 31,
                                                                 2003              2002

Net cash provided by (used in) operating activities....      $    6,149         $  26,844
Net cash provided by (used in) investing activities....          (1,056)             (107)
Net cash provided by (used in) financing activities....             --            (13,550)
                                                                  -----            ------

Net change in cash and cash equivalents................      $    5,093         $  13,187
                                                                  =====            ======









     See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)     Organization and Operation

Coso Power Developers (CPD), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CPD sells all electricity produced to Southern California Edison (Edison) under a 20-year power purchase contract expiring in 2010.

(2)     Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2002.

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

(4)     Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(5)     New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. As a result of the adoption of SFAS No. 143 the Partnership was required to recognize a liability of $2,131, a net asset of $354 and a loss from the cumulative effect of a change in accounting principle of $1,777 as of January 1, 2003. In 2003 additional depreciation and accretion expense resulting from adoption of SFAS No. 143 is estimated to be $334.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for financial information contained herein, the matters discussed in this annual report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. ("Funding Corp."), Coso Finance Partners ("the Navy I partnership"), Coso Energy Developers ("the BLM partnership"), and Coso Power Developers ("the Navy II partnership"), collectively, (the "Coso Partnerships") and their respective management. Such statements may be identified by terms such as expected, anticipated, may, will, believe or other terms or variations of such words. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Southern California Edison, ("Edison"),
(iii) the information is of a preliminary nature and may be subject to further adjustment, (iv) risks related to the operation of power plants (v) the impact of avoided cost pricing along with other pricing variables, (vi) general operating risks, including resource availability and regulatory oversight, (vii) the dependence on third parties including public and private entities, (viii) changes in government regulation, (ix) the effects of competition, (x) the dependence on senior management, (xi) fluctuations in quarterly results due in part to seasonality, (xii) affects of September 11, 2001, including U.S. Navy activity and (xiii) the alleged manipulation of the California energy market.


General

     The Coso Partnerships consist of three 80MW geothermal power plants, which are referred to as Navy I, BLM and Navy II, and their transmission lines, wells, gathering systems and other related facilities. The Coso projects are located near one another at the United States Naval Air Weapons Center at China Lake, California. The Navy I partnership owns Navy I and its related facilities. The BLM partnership owns BLM and its related facilities. The Navy II partnership owns Navy II and its related facilities. Affiliates of Caithness Corporation and CalEnergy Company, Inc. ("CalEnergy"), which is now known as MidAmerican Energy Holdings Company, formed the Coso Partnerships in the 1980s to develop, construct, own and operate the Coso Partnerships. On February 25, 1999 Caithness Acquisition Company, LLC, (CAC) purchased all of CalEnergy's interests in the Coso Partnerships.

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

* Capacity bonus payments if the Coso partnership is able to produce electricity above a specified level. The maximum annual capacity bonus payment available is also fixed throughout the life of each power purchase agreement; and

* Energy payments which are based on the amount of electricity the Coso partnership's plant actually produces.

     Energy payments were fixed for the first ten years of firm operation under each power purchase agreement. After the first ten years of firm operation and until a Coso Partnership's power purchase agreement expires, Edison makes energy payments to the Coso Partnerships based on Edison's avoided cost of energy.
Edison's avoided cost of energy is Edison's cost to generate electricity if Edison were to produce it itself or buy it from another power producer rather than buy it from the Coso Partnerships. The power purchase agreement for the Navy I partnership will expire in August 2011, the power purchase agreement for the BLM partnership will expire in March 2019, and the power purchase agreement for the Navy II partnership will expire in January 2010. The fixed energy price period expired in August 1997 for the Navy I partnership, in March 1999 for the BLM partnership and in January 2000 for the Navy II partnership.

     Edison entered into an agreement ("Agreement") with the Coso Partnerships on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date the Coso Partnerships began receiving a fixed energy rate of 5.37 cents per kWh for five (5) years in lieu of the rate calculated based on the avoided cost of energy. Subsequent to the five-year period, Edison will be required to make energy payments to the Coso Partnerships based on its avoided cost of energy until each partnership's power purchase agreement expires. Estimates of Edison's future avoided cost of energy may vary significantly and it is not possible to predict with accuracy the likely level of future avoided cost of energy prices.

     From January 1, 2002 through April 30, 2002, the Coso Partnerships elected to receive from Edison a fixed energy rate of 3.25 cents per kWh. Starting May 1, 2002, the Coso Partnerships received 5.37 cents per kWh, pursuant to the agreement discussed above.

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

     The Coso Partnerships are required to make royalty payments to the U.S. Navy and the Bureau of Land Management. The Navy I partnership pays a royalty for Unit I through reimbursement of electricity supplied to the U.S. Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the U.S. Navy Contract as amended. This formula is primarily based on the tariff rates charged by Edison, which were increased in 2001 by the California Public Utilities Commission
(CPUC), and is subject to future revision. Indices utilized in the calculation of the Navy I partnership Unit 1 contract energy pricing remained unchanged historically based on an agreement between the U.S. Navy and the Navy I partnership. In October 2002 and November 2001, modifications to the calculation of the reimbursement pricing formula were made to the U.S. Navy Contract resulting in a reduction of accrued royalties of $1.3 million and $6.5 million, respectively, which was agreed to by the U.S. Navy. The parties have currently agreed to a replacement index and true-up calculation in favor of the Navy I partnership. For Units 2 and 3, the Navy I partnership's royalty expense paid to the U.S. Navy is a fixed percentage of electricity sales at 15% of revenue received by the Navy I partnership through 2003 and will increase to 20% from 2004 through 2009. In addition, the Navy I partnership is required to pay the U.S. Navy $25.0 million in December 2009, the date its contract expires. The payment is secured by funds placed on deposit monthly, which funds plus accrued interest are anticipated to aggregate $25.0 million by the expiration date of the contract. Currently, the monthly amount deposited is approximately $60,000. The BLM partnership pays a 10% royalty to the Bureau of Land Management based on the net value of steam produced. The Navy II partnership pays a royalty to the U.S. Navy based on a fixed percentage of electricity sales to Edison. The royalty rate was 10% of electricity sales through 1999, and increased to 18% for 2000 through 2004 and will increase to 20% from 2005 through the end of the contract term. The Coso Partnerships also pay other royalties, at various rates which in the aggregate are not material.

     Funding Corp is a special purpose corporation and a wholly owned subsidiary of the Coso Partnerships. It was formed for the purpose of issuing the senior secured notes (Notes) on behalf of the Coso Partnerships who have jointly, severally, and unconditionally guaranteed repayment of the Notes.

     On May 28, 1999, Funding Corp. issued $110.0 million of 6.80% Notes that were due in 2001, and were paid off on December 15, 2001, and $303.0 million of 9.05% Notes due in 2009. The proceeds from the notes were loaned to the Coso Partnerships and are payable to Funding Corp from payments of principal and interest on the Notes. Funding Corp. does not conduct any other operations apart from issuing the Notes.

     Under the depository agreement with the trustee for the Notes, the Coso Partnerships established accounts with a depository and pledged those accounts as security for the benefit of the holders of the Notes. All amounts deposited with the depository are, at the direction of the Coso Partnerships, invested by the depository in permitted investments. All revenues or other proceeds actually received by the Coso Partnerships are deposited in a revenue account and withdrawn upon receipt by the depository of a certificate from the relevant Coso Partnerships detailing the amounts to be paid from funds in its respective revenue account.

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with their retail customers that were significantly below the wholesale prices it paid in California. This resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the Coso Partnerships, pending a permanent solution to its liquidity crisis. This cash flow shortfall adversely affected Edison's liquidity and in turn it did not pay the Coso Partnerships for energy delivered from November 2000 through March 26, 2001. As of December 31, 2001, the Coso Partnerships were unable to determine the time frame during which any future payments would be received. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Navy I, BLM and Navy II Partnerships had not recognized revenue of $22.0 million, $21.8 million and $22.7 million, respectively, from Edison for Energy delivered during the period January 1, 2001 through March 26, 2001.

     Pursuant to a CPUC order, Edison resumed making payments to the Coso Partnerships beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001, and paid interest on the outstanding amount at 7% per annum. That payment was made pursuant to the Agreement between Edison and the Coso Partnerships described above. On March 1, 2002, Edison reached certain financing milestones and paid Navy I, BLM and Navy II $37.3 million, $37.1 million and $38.0 million, respectively, for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001.

     On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from a district court's stipulated judgment, which affirmed the stipulated judgment in part and referred questions based on California state law to the California Supreme Court. The appeals court stated that if the Agreement violated California state law, then the appeals court would be required to void the stipulated judgment. The California Supreme Court has accepted the Ninth Circuit Court of Appeals request to address the issues referred to it in the September 23, 2002 ruling. Pending the findings of the California Supreme Court on matters relating to state law, the Agreement remains in full force and effect.

     Edison filed a petition for a writ of review of a January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated the Public Utility Regulatory Policies Act of 1978 (PURPA). Subsequently, the California Court of Appeals issued a decision on August 20, 2002 in response to the writs affirming the January 2001 CPUC decision, except for the 0.95 "floor", which it rejected as an abuse of discretion by the CPUC. While this matter was appealed to the California Supreme Court, the petition for review was denied. The Coso Partnerships are currently evaluating potential actions to redress this issue. The Coso Partnerships' Agreements set a 1.0 line loss factor for all energy sold between May 2002 through April 2007. After April 2007, the Coso Partnerships will have a line loss factor of less than 1.0, if Edison's challenge to the CPUC ruling stands.

The Coso Partnerships cannot predict whether any subsequent action regarding this matter will be successful.


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


     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso Partnership on a stand-alone basis:


                                                       Three-Months
                                                           Ended
                                                          March 31

                                                  2003             2002
                                                  ----             ----
 Navy I Partnership (stand alone)
   Operating capacity factor                     100.5%           106.6%
   Capacity (MW)(average)                         80.42            85.30
   kWh produced (000s)                           173,706          184,240

 BLM Partnership (stand alone)
   Operating capacity factor                      88.6%            92.7%
   Capacity (MW) (average)                        70.92            74.15
   kWh produced (000s)                           153,177          160,161

 Navy II Partnership (stand alone)
   Operating capacity factor                      98.3%           109.0%
   Capacity (MW) (average)                        78.61            87.23
   kWh produced (000s)                           169,795          188,414

     Total energy production for the Navy I Partnership was 173.7 million kWh for the three-months ended March 31, 2003, as compared to 184.2 million kWh for the same period in 2002, a decrease of 5.7%. Total energy production for the Navy II Partnership was 169.8 million kWh for the three-months ended March 31, 2003, as compared to 188.4 million kWh for the same period in 2002, a decrease of 9.9%. The decrease in energy production for the Navy I and Navy II
Partnerships was primarily due to a decline in steam which management is attempting to remediate through well maintenance and capital improvements. The decline in total energy production for the BLM Partnership was not significant for the period March 31, 2003 as compared to March 31, 2002. In an effort to increase production, the Coso Partnerships have implemented a capital program including drilling two new productions wells and performing workovers on three existing wells to regain production currently limited due to wellbore obstructions. The Coso Partnerships expect to enhance the steam utilization and efficiency of the projects through a turbine enhancement and modifications to wellfield piping and gas removal systems. With respect to the reservoir, an injection augmentation program, aimed at improving reservoir pressure and minimizing resource decline, is currently in the engineering design phase.

Results of Operations for the three-months ended March 31, 2003 and 2002

     The following discusses the results of operations of the Coso Partnerships for the three-months ended March 31, 2003 and 2002 (dollar amounts in tables are in thousands, except per kWh data):

Revenue


                                    Three-Months             Three-Months
                                        Ended                    Ended
                                      March 31,                March 31,
                                        2003                     2002


                                  $      Cents/kWh         $      Cents/kWh
                                  -      ---------         -       ---------
Total Operating Revenues
  Navy I Partnership            12,553       7.2         45,498       24.7
  BLM Partnership                9,334       6.1         43,480       27.1
  Navy II Partnership            8,512       5.0         44,422       23.6

Capacity & Capacity Bonus
Revenues
  Navy I Partnership             1,255       0.7          3,148        1.7
  BLM Partnership                1,227       0.8          3,051        1.9
  Navy II Partnership            1,234       0.7          3,051        1.6

Energy Revenues, net
of steam transfers
  Navy I Partnership            11,298       6.5         42,350       23.0
  BLM Partnership                8,107       5.3         40,429       25.2
  Navy II Partnership            7,278       4.3         41,371       22.0


     Total operating revenues for the Navy I, BLM and Navy II Partnerships, which consist of capacity payments, capacity bonus payments, energy payments, were $12.6 million, $9.3 million and $8.5 million, respectively, for the three-months ended March 31, 2003, as compared to $45.5 million, $43.5 million and of $44.4 million, respectively, for the same period in 2002, decreases of $32.9 million, $34.2 million and $35.9 million, respectively. Capacity and capacity bonus revenues for each of the Navy I, BLM and Navy II Partnerships were $1.3 million, $1.2 million and $1.2 million, respectively, for the three-months ended March 31, 2003, as compared to $3.1 million for each of the Partnerships for the same period in 2002, decreases of $1.8 million, $1.9 million and $1.9 million respectively. Total energy revenues for the Navy I, BLM and Navy II Partnerships were $11.3 million, $8.1 million and $7.3 million, respectively, for the three-months ended March 31, 2003, as compared to $42.4 million, $40.4 million and of $41.4 million, respectively, for the same period in 2002, decreases of $31.1 million $32.3 million and $34.1 million, respectively. Each of the Coso Partnerships' decreases in operating revenues, capacity and capacity bonus revenues and energy revenues for the three-months ended March 31, 2003, as compared to the same period in 2002, were primarily due to the recognition of revenues generated but not recognized for the period from November 1, 2000 through March 26, 2001 discussed above. On March 1, 2002, the Navy I, BLM and Navy II Partnerships received payment and recognized revenue of $37.3 million, $37.1 million and $38.0 million, respectively. These decreases were partially offset by an increase in the fixed rate of energy to 5.37 cents per kWh paid during the three-months ended March 31, 2003 as compared to 3.25 cents per kWh for the same period in 2002, also discussed above.

Plant Operations

                                    Three-Months             Three-Months
                                        Ended                    Ended
                                      March 31,                March 31,
                                        2003                     2002

                                  $      Cents/kWh         $      Cents/kWh
                                  -      ---------         -      ---------

  Navy I Partnership             2,267       1.3          2,307       1.3
  BLM Partnership                2,738       1.8          2,605       1.6
  Navy II Partnership            2,355       1.4          1,971       1.0


     The Navy II Partnership's operating expenses, including operating and general and administrative expenses, were $2.4 million for the three-months ended March 31, 2003 as compared to $2.0 million for the same period in 2002, an increase of 20.0%. The increase for the three-months ended March 31, 2003, as compared to the same period in 2002 was primarily due to increased insurance costs and property tax. The Navy I and BLM Partnerships operating expenses, including operating and general and administrative expenses for the three-months ended March 31, 2003 as compared to the same period in 2002 had insignificant changes over the two periods. The increased insurance costs and property taxes for the Navy I and BLM Partnerships for the three-month period ended March 31, 2003 were insignificant, due to increased drilling and maintenance costs incurred during the same period in 2002.


Royalty Expense

                                    Three-Months             Three-Months
                                        Ended                    Ended
                                      March 31,                March 31,
                                        2003                     2002

                                  $      Cents/kWh         $      Cents/kWh
                                  -      ---------         -      ---------

  Navy I Partnership             2,681       1.5          2,212       1.2
  BLM Partnership                   25       0.0             11       0.0
  Navy II Partnership            1,472       0.9          1,057       0.6



     The Navy I Partnership's royalty expenses were $2.7 million for the three-months ended March 31, 2003, as compared to $2.2 million for the same period in 2002, an increase of 22.7%. The BLM Partnership's royalty expenses were $25,000 for the three-months ended March 31, 2003, as compared to $11,000 for the same period in 2002, an increase of $14,000. The Navy II Partnership's royalty expenses were $1.5 million for the three-months ended March 31, 2003, as compared to $1.1 million for the same period in 2002, an increase of 36.4%. These increases in royalty expense for the Navy I, BLM and Navy II Partnerships for the three-months ended March 31, 2003 as compared to the same period in 2002, were due to an increase in the fixed rate of energy to 5.37 cents per kWh for the three-month period ended March 31, 2003 from 3.25 cents per kWh for the three-month period ended March 31, 2002 discussed above.

Depreciation and Amortization

                                    Three-Months             Three-Months
                                        Ended                    Ended
                                      March 31,                March 31,
                                        2003                     2002

                                  $      Cents/kWh         $      Cents/kWh
                                  -      ---------         -      ---------

  Navy I Partnership             2,562       1.5          2,536       1.4
  BLM Partnership                2,340       1.5          4,059       2.5
  Navy II Partnership            2,768       1.6          3,829       2.0


     The BLM Partnership's depreciation and amortization expense was $2.3 million for the three-months ended March 31, 2003, as compared to $4.1 million for the same period in 2002, a decrease of 43.9%. The Navy II Partnership's depreciation and amortization expense was $2.8 million for the three-months ended March 31, 2003, as compared to $3.8 million for the same period in 2002, a decrease of 26.3%. These decreases in depreciation and amortization expense for the three-months ended March 31, 2003 as compared to the same period in 2002, were due to older wells being fully depreciated during the second half of 2002.


Interest and Other Income

                                    Three-Months             Three-Months
                                        Ended                    Ended
                                      March 31,                March 31,
                                        2003                     2002

                                  $      Cents/kWh         $      Cents/kWh
                                  -      ---------         -      ---------

  Navy I Partnership              59         0.0          474         0.3
  BLM Partnership                282         0.2          642         0.4
  Navy II Partnership             79         0.0          482         0.3



     Interest and other income for the Navy I, BLM and Navy II Partnerships were $59,000, $282,000 and $79,000, respectively, for the three-months ended March 31, 2003, as compared to $474,000, $642,000 and $482,000, respectively, for the same period in 2002, decreases of $415,000, $360,000 and $403,000, respectively. These decreases for the three-months ended March 31, 2003, as compared to the same period in 2002, were primarily due to interest on amounts in arrears, owed by Edison in 2001, that were settled and paid by Edison on March 1, 2002.


Interest Expense

                                    Three-Months             Three-Months
                                        Ended                    Ended
                                      March 31,                March 31,
                                        2003                     2002

                                  $      Cents/kWh         $      Cents/kWh
                                  -      ---------         -      ---------

  Navy I Partnership             2,483       1.4          2,775       1.5
  BLM Partnership                2,011       1.3          2,180       1.4
  Navy II Partnership            1,799       1.1          1,908       1.0


     The Navy I Partnership's interest expense was $2.5 million for the three-months ended March 31, 2003, as compared to $2.8 million for the same period in 2002, a decrease of 10.7%. The BLM Partnership's interest expense was $2.0 million for the three-months ended March 31, 2003, as compared to $2.2 million for the same period in 2002, a decrease of 9.1%. The Navy II Partnership's interest expense was $1.8 million for the three-months ended March 31, 2003, as compared to $1.9 million for the same period in 2002, a decrease of 5.3%. These decreases in interest expense for the three-months ended March 31, 2003, as compared to the same period in 2002 were due to reductions in the principal amount of the project loan from Funding Corp.

                                       29
Change in Accounting Principle

     The Navy I, BLM and Navy II Partnerships recorded a loss on the cumulative effect of change in accounting principle in the amounts of $1.8 million, $0.9 million and $1.8 million, respectively for the three-months ended March 31, 2003. This loss was due to adoption of SFAS No. 143 as described in the notes to the financial statements.


Liquidity and Capital Resources

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

     The Coso Partnerships ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements and ability to continue to generate electricity. Edison's shortfall in collections, coupled with its near term capital requirements, materially and adversely affected its liquidity during 2000 and 2001. In resolution of that issue, Edison settled with the CPUC on October 2, 2001, enabling it to recover in retail electric rates its historical shortfall in electric purchase costs. On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the Supreme Court of California. The appeals court stated that if the Agreement violated California state law then the appeals court would be required to void the stipulated judgment. Pending a response from the California Supreme Court, the Agreement remains in full force and effect. Immediately after this Edison-CPUC settlement, Edison and each of the Coso Partnerships entered into an amendment of their respective Agreement (referenced above) pertaining to partial payment and interest payments relating to Edison's past due obligations for the period from November 1, 2000 through March 26, 2001. The Agreement, as amended, was approved by the CPUC in January of 2002, and established the fixed energy rates discussed above and set payment terms for the past due amounts owed to the Coso Partnerships by Edison. Edison's failure to pay its future obligations may have a material adverse effect on the Coso Partnerships ability to make debt service payments to Funding Corp., as they come due under the Funding Corp. notes.

     On March 1, 2002, Edison reached certain financing milestones and paid the Coso Partnerships for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001. In the first quarter of 2002, the Navy I, BLM and Navy II Partnerships recognized revenue for energy delivered during that period of $37.3 million, $37.1 million and $38.0 million, respectively.


     The following table sets forth a summary of each Coso Partnership's cash flows for the three-months ended March 31, 2003 and March 31, 2002.

                                       30

                                                                  Three-Months           Three-Months
                                                                      Ended                  Ended
                                                                    March 31,              March 31,
                                                                      2003                   2002
Navy I Partnership (stand alone)
  Net cash provided by (used in) operating activities             $    4,674             $   47,122
  Net cash provided by (used in) investing activities                 (2,112)                (2,484)
  Net cash provided by (used in) financing activities                     --                (29,910)
                                                                       -----                 ------
      Net change in cash and cash equivalents                     $    2,562             $   14,728
                                                                       =====                 ======

BLM Partnership (stand alone)
  Net cash provided by operating activities                       $    8,371             $   34,552
  Net cash provided by (used in) investing activities                 (1,526)                (1,569)
  Net cash provided by (used in) financing activities                     --                (22,750)
                                                                       -----                 ------
      Net change in cash and cash equivalents                     $    6,845             $   10,233
                                                                       =====                 ======

Navy II Partnership (stand alone)
  Net cash provided by (used in) operating activities             $    6,149             $   26,844
  Net cash provided by (used in) investing activities                 (1,056)                  (107)
  Net cash provided by (used in) financing activities                     --                (13,550)
                                                                       -----                 ------
      Net change in cash and cash equivalents                     $    5,093             $   13,187
                                                                       =====                 ======


     The Navy I Partnership's cash flows from operating activities decreased by $42.4 million for the three-months ended March 31, 2003, as compared to the same period in 2002, primarily due to the increase in net income resulting from Edison's payment received on March 1, 2002 for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001 and a decrease in amounts due from related parties.

     Cash used in investing activities at the Navy I Partnership decreased by $0.4 million for the three-months ended March 31, 2003, as compared to the same period in 2002, primarily due to an decrease in restricted cash requirements associated with the project loan from Funding Corp. partially offset by an increase in capital expenditures during that period in 2003.

     The Navy I Partnership's cash used in financing activities decreased by $29.9 million for the three-months ended March 31, 2003, as compared to the same period in 2002, due to decreased partner distributions paid during that period in 2003.

     The BLM Partnership's cash flows from operating activities decreased by $26.2 million for the three-months ended March 31, 2003, as compared to the same period in 2002, primarily due to the increase in net income resulting from Edison's payment received on March 1, 2002 for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001 partially offset by a decrease in trade payables.

     Cash  used  in  investing   activities  at  the  BLM  Partnership  for  the
three-months ended March 31, 2003, as compared to the same period in 2002 decreased by an insignificant amount over the two periods.

     The BLM Partnership's cash used in financing activities decreased by $22.8 million for the three-months ended March 31, 2003, as compared to the same period in 2002, due to decreased partner distributions paid during that period in 2003.

     The Navy II Partnership's cash flows from operating activities decreased by $20.7 million for the three-months ended March 31, 2003, as compared to the same period in 2002, primarily due to the increase in net income resulting from Edison's payment received on March 1, 2002 for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001 partially offset by increases in trade payables and amounts due to related parties.

     Cash used in investing activities at the Navy II Partnership increased by $0.9 million for the three-months ended March 31, 2003, as compared to the same period in 2002, primarily due to an increase in capital expenditures during that period in 2003.

     The Navy II Partnership's cash used in financing activities decreased by $13.6 million for the three-months ended March 31, 2003, as compared to the same period in 2002, due to decreased partner distributions paid during that period in 2003.

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

                                COSO PARTNERSHIPS
                   UNAUDITED CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  March 31,          December 31,
                                                                                    2003                2002
Assets:
   Cash and cash equivalents..............................................      $   20,962           $    6,462
   Restricted cash and investments........................................          46,559               46,193
   Accounts receivable, net...............................................          20,085               21,346
   Prepaid expenses and other assets......................................           1,969                3,549
   Amounts due from related parties.......................................           7,803                6,516
   Property, plant and equipment, net.....................................         387,274              388,358
   Power purchase agreement, net..........................................          46,082               47,336
   Investments and advances...............................................          12,573               12,508
   Deferred financing costs, net..........................................           5,315                5,512
                                                                                   -------              -------

                                                                                $  548,622           $  537,780
                                                                                   =======              =======


Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...............................      $    6,326           $   10,486
   Amounts due to related parties.........................................          34,138               25,415
   Other liabilities......................................................          18,915               13,276
   Project loans..........................................................         281,231              281,231
                                                                                   -------              -------
                                                                                   340,610              330,408
Partners' capital.........................................................         208,012              207,372
                                                                                   -------              -------

                                                                                $  548,622           $  537,780
                                                                                   =======              =======







See accompanying notes to the unaudited condensed combined financial statements.

                                COSO PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                         Three-Months         Three-Months
                                                             Ended                Ended
                                                           March 31,            March 31,
                                                             2003                 2002

Revenue:
   Energy revenues................................       $   26,683           $  124,150
   Capacity revenues..............................            3,716                9,250
                                                             ------              -------
          Total revenue...........................           30,399              133,400

Operating expenses:
   Plant operating expenses.......................            7,360                6,883
   Royalty expense................................            4,178                3,280
   Depreciation and amortization..................            7,670               10,424
                                                              -----               ------
          Total operating expenses................           19,208               20,587

          Operating income........................           11,191              112,813

Other (income)/expenses:
   Interest and other income......................             (420)              (1,598)
   Interest expense...............................            6,293                6,863
   Amortization of deferred financing costs.......              197                  197
                                                              -----                -----
          Total other expenses....................            6,070                5,462
                                                              -----                -----

Income before cumulative effect of change
   in accounting principle........................            5,121              107,351

Cumulative effect of change in
   accounting principle...........................            4,481                   --
                                                              -----              -------

           Net income.............................       $      640           $  107,351
                                                              =====              =======







See accompanying notes to the unaudited condensed combined financial statements.

                                COSO PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                   Three-Months         Three-Months
                                                                       Ended                Ended
                                                                     March 31,            March 31,
                                                                       2003                 2002

    Net cash provided by (used in) operating activities...           $ 19,194            $ 108,518
    Net cash provided by (used in) investing activities...             (4,694)              (4,160)
    Net cash provided by (used in) financing activities...                 --              (66,210)
                                                                       ------               ------

    Net change in cash and cash equivalents...............         $   14,500           $   38,148
                                                                       ======               ======





See accompanying notes to the unaudited condensed combined financial statements.

                                COSO PARTNERSHIPS
                    NOTES TO THE UNAUDITED CONDENSED COMBINED
                              FINANCIAL STATEMENTS
                             (Dollars in thousands)


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

(2)     Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Coso Partnerships had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. On March 1, 2002, Edison reached certain financing milestones and paid the Coso Partnerships for revenue generated, but not recognized for the period November 1, 2000 through March 26, 2001. For the three-month period ended March 31, 2002, the Coso Partnerships recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $112.4 million.

(3)     Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(4)     New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. As a result of the adoption of SFAS No. 143 the Partnership was required to recognize a liability of $5,292, a net asset of $811 and a loss from a cumulative effect of a change in accounting principle of $4,481 as of January 1, 2003. In 2003 an additional depreciation and accretion expense resulting from adoption of SFAS No. 143 is estimated to be $675.

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

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                       - MOS    X   3 - MOS
                                           --- ---        --- ---
                                              X  YEAR           YEAR
                                             ---           ---
                                            (for annual report filings)
                                                 OTHER          OTHER
                                            ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 2002      DEC - 31 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2002      JAN - 01 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2002      MAR - 31 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 3 MOS
                                                     ----                        -----
CASH                                                         0                           0
SECURITIES                                                   0                           0
RECEIVABLES                                            282,361                     288,655
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETDS                                          1,130                       7,424
PP&E                                                         0                           0
DEPRECIATION                                                 0                           0
TOTAL ASSETS                                           282,361                     288,655
CURRENT LIABILITIES                                      1,130                       7,424
BONDS                                                  281,231                     281,231
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             282,361                     288,655
SALES                                                        0                           0
TOTAL REVENUES                                          26,931                       6,294
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                               0                           0
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       26,931                       6,294
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                                   0                           0
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                      - MOS     X   3 - MOS
                                          --- ---         --- ---
                                             X  YEAR           YEAR
                                            ---            ---
                                            (for annual report filings)
                                                OTHER          OTHER
                                            ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 2002      DEC - 31 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2002      JAN - 01 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2002      MAR - 31 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE  3 MOS
                                                     ----                         -----
CASH                                                     4,215                       6,777
SECURITIES                                              28,692                      29,012
RECEIVABLES                                              8,621                       8,392
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          13,904                      15,774
PP&E                                                   234,442                     236,706
DEPRECIATION                                            98,129                     100,566
TOTAL ASSETS                                           195,072                     196,822
CURRENT LIABILITIES                                      6,231                       4,916
BONDS                                                  110,955                     110,955
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             195,072                     196,822
SALES                                                   92,065                      12,553
TOTAL REVENUES                                          93,639                      12,612
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          33,376                       7,510
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       11,151                       2,562
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                       1,780
NET INCOME                                              49,112                         760
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS     X   3 - MOS
                                         --- ---         --- ---
                                             X  YEAR           YEAR
                                            ---            ---
                                            (for annual report filings)
                                                OTHER          OTHER
                                            ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 2002      DEC - 31 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2002      JAN - 01 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2002      MAR - 31 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 3 MOS
                                                     ----                        -----
CASH                                                     1,423                       8,268
SECURITIES                                               6,646                       6,664
RECEIVABLES                                              7,102                       6,865
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                           9,895                      15,880
PP&E                                                   247,912                     249,748
DEPRECIATION                                           112,059                     114,205
TOTAL ASSETS                                           174,871                     180,190
CURRENT LIABILITIES                                     27,961                      30,644
BONDS                                                   89,875                      89,875
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             174,871                     180,190
SALES                                                   81,252                       9,334
TOTAL REVENUES                                          82,707                       9,616
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          28,526                       5,103
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        8,822                       2,075
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                         924
NET INCOME                                              45,359                       1,514
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS      X   3 - MOS
                                         --- ---          --- ---
                                             X  YEAR           YEAR
                                            ---            ---
                                            (for annual report filings)
                                                OTHER          OTHER
                                            ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 2002      DEC - 31 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2002      JAN - 01 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2002      MAR - 31 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 3 MOS
                                                     ----                        -----
CASH                                                       824                       5,917
SECURITIES                                              10,855                      10,883
RECEIVABLES                                             13,136                      13,049
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          15,071                      19,583
PP&E                                                   210,548                     212,231
DEPRECIATION                                            94,356                      96,640
TOTAL ASSETS                                           168,834                     172,000
CURRENT LIABILITIES                                      2,706                       5,322
BONDS                                                   80,401                      80,401
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             168,834                     172,000
SALES                                                   79,592                       8,512
TOTAL REVENUES                                          80,486                       8,591
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          29,428                       6,595
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        7,755                       1,853
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                       1,777
NET INCOME                                              43,303                      (1,634)
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

          CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION
                    302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, James D. Bishop, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, and Coso Power Developers (collectively, the "Registrant");

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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


Date:  May 13, 2003                     Caithness Coso Funding Corp.
                                        a Delaware Corporation

                                         By: /S/ JAMES D. BISHOP, SR.
                                             ------------------------
                                                 James D. Bishop, Sr.
                                                 Director, Chairman &
                                                 Chief Executive Officer

          CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION
                    302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher T. McCallion, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, and Coso Power Developers (collectively, the "Registrant");

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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


Date: May 13, 2003                      Caithness Coso Funding Corp.
                                        a Delaware Corporation

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

                                  Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, and Coso Power Developers (collectively, the "Registrant") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James D. Bishop, Sr., Chief Executive Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:  May 13, 2003                     Caithness Coso Funding Corp.
                                        a Delaware Corporation

                                         By: /S/ JAMES D. BISHOP, SR.
                                             ------------------------
                                                 James D. Bishop, Sr.
                                                 Director, Chairman &
                                                 Chief Executive Officer

                                  Exhibit 99.2

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, and Coso Power Developers (collectively, the "Registrant") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James D. Bishop, Sr., Chief Executive Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: May 13, 2003                      Caithness Coso Funding Corp.
                                        a Delaware Corporation

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


                                       CAITHNESS COSO FUNDING CORP.,
                                       a Delaware corporation

Date:  May 13, 2003                     By:  /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                             Christopher T. McCallion
                                             Executive Vice President &
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


                                       COSO FINANCE PARTNERS
                                       a California general Partnership

                                        By: New CLOC Company, LLC,
                                             its Managing General Partner

Date:  May 13, 2003                     By:  /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                             Christopher T. McCallion
                                             Executive Vice President &
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


                                       COSO ENERGY DEVELOPERS
                                       a California general Partnership

                                       By: New CHIP Company, LLC,
                                            its Managing General Partner

Date:  May 13, 2003                    By:  /S/ CHRISTOPHER T. MCCALLION
                                            ----------------------------
                                            Christopher T. McCallion
                                            Executive Vice President &
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)


                                       COSO POWER DEVELOPERS
                                       a California general Partnership

                                       By: New CTC Company, LLC,
                                            its Managing General Partner

Date:  May 13, 2003                    By:  /S/ CHRISTOPHER T. MCCALLION
                                            ----------------------------
                                            Christopher T. McCallion
                                            Executive Vice President &
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)