Form 10-Q
period 2003-06-30
CAITHNESS COSO FUNDING CORP; COSO ENERGY DEVELOPERS; COSO FINANCE PARTNERS; COSO POWER DEVELOPERS
filed 2003-08-14
CIK 1088866, 1088869, 1088870, 1088873

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 For the quarterly period ended    June 30, 2003
                                               -------------

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

        300 shares in Caithness Coso Funding Corp. as of August 14, 2003
        ----------------------------------------------------------------

                          CAITHNESS COSO FUNDING CORP.
                                    Form 10-Q
                       For the Quarter Ended June 30, 2003


PART I.    FINANCIAL INFORMATION                                        Page No.

ITEM 1.    Financial Statements


   Caithness Coso Funding Corp.
   Unaudited condensed balance sheets at June 30, 2003 and
     December 31,2002                                                          4
   Unaudited condensed statements of operations for the three-months ended June 30, 2003, the three-months ended June 30, 2002, the six-months ended June 30, 2003, and the six-months
     ended June 30, 2002                                                       5
   Unaudited condensed statements of cash flows for the six-months
     ended June 30, 2003, and the six-months ended June 30, 2002               6
   Notes to the unaudited condensed financial statements                       7

   Coso Finance Partners
   Unaudited condensed balance sheets at June 30, 2003 and
     December 31, 2002                                                         8
   Unaudited condensed statements of operations for the three-months ended June 30, 2003, the three-months ended June 30, 2002, the six-months ended June 30, 2003, and the six-months
     ended June 30, 2002                                                       9
   Unaudited condensed statements of cash flows for the six-months
     ended June 30, 2003, and the six-months ended June 30, 2002              10
   Notes to the unaudited condensed financial statements                      11

   Coso Energy Developers
   Unaudited condensed balance sheets at June 30, 2003 and
     December 31, 2002                                                        12
   Unaudited condensed statements of operations for the three-months ended June 30, 2003, the three-months ended June 30, 2002, the six-months ended June 30, 2003, and the six-months
     ended June 30, 2002                                                      13
   Unaudited condensed statements of cash flows for the six-months
     ended June 30, 2003, and the six-months ended June 30, 2002              14
   Notes to the unaudited condensed financial statements                      15

   Coso Power Developers
   Unaudited condensed balance sheets at June 30, 2003 and
     December 31, 2002                                                        16
   Unaudited condensed statements of operations for the three-months ended June 30, 2003, the three-months ended June 30, 2002, the six-months ended June 30, 2003, and the six-months
     ended June 30, 2002                                                      17
   Unaudited condensed statements of cash flows the six-months
     ended June 30, 2003, and the six-months ended June 30, 2002              18
   Notes to the unaudited condensed financial statements                      19

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               20

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   30
ITEM 2.   Change in Securities and Use of Proceeds                            30
ITEM 3.   Defaults upon Senior Securities                                     30
ITEM 4.   Submission of Matters to a Vote of Security Holders                 30
ITEM 5.   Other Information                                                   30
   Supplemental condensed combined financial information for the
   Coso Partnerships
   Unaudited condensed combined balance sheets at June 30, 2003
    and December 31, 2002                                                     31
   Unaudited condensed combined statements of operations for the three-months ended June 30, 2003, the three-months ended
    June 30, 2002, the six-months ended June 30, 2003, and the
    six-months ended June 30, 2002                                            32
   Unaudited condensed combined statements of cash flows for the six-months ended June 30, 2003, and the six-months ended
    June 30, 2002                                                             33
   Notes to the unaudited condensed combined financial statements             34

ITEM 6.   Exhibits and Reports on Form 8-K                                    35

                              CAITHNESS COSO FUNDING CORP.
                           UNAUDITED CONDENSED BALANCE SHEETS
                                 (Dollars in thousands)



                                                           June 30,           December 31,
                                                             2003                2002
                                                                                (Note)
Assets:
   Accrued interest receivable.......................    $   1,021            $   1,130
   Project loan to Coso Finance Partners.............      105,560              110,955
   Project loan to Coso Energy Developers............       87,854               89,875
   Project loan to Coso Power Developers.............       76,739               80,401
                                                            ------               ------

                                                         $ 271,174            $ 282,361
                                                           =======              =======


Liabilities and Stockholders' Equity:
   Senior secured notes:
      Accrued interest payable.......................    $   1,021            $   1,130
      9.05% notes due 2009...........................      270,153              281,231
                                                           -------              -------
                                                           271,174              282,361
                                                                 -                    -
Stockholders' equity.................................      -------              -------

                                                         $ 271,174            $ 282,361
                                                           =======              =======




Note:The condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.




     See accompanying notes to the unaudited condensed financial statements

                                     CAITHNESS COSO FUNDING CORP.
                             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                        (Dollars in thousands)

                                       Three-Months      Three-Months      Six-Months      Six-Months
                                           Ended             Ended           Ended           Ended
                                          June 30,          June 30,        June 30,        June 30,
                                            2003              2002            2003            2002

Interest income................         $  6,323          $  6,856        $  12,617       $  13,710
Interest expense...............           (6,323)           (6,856)         (12,617)        (13,710)
                                          -------           -------         --------        --------

        Net income.............         $     --          $     --        $      --       $      --
                                          =======           =======         ========        ========




     See accompanying notes to the unaudited condensed financial statements

                                   CAITHNESS COSO FUNDING CORP.
                           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                      (Dollars in thousands)

                                                                   Six-Months          Six-Months
                                                                     Ended               Ended
                                                                    June 30,            June 30,
                                                                      2003                2002


Net cash provided by (used in) investing activities......         $   11,187          $   8,710
Net cash provided by (used in) financing activities......            (11,187)            (8,710)
                                                                     --------            -------
Net change in cash and cash equivalents..................         $      ---          $     ---
                                                                     ========            =======

Supplemental cash flow disclosure:
   Cash paid for interest................................         $    12,726         $   13,710
                                                                     ========            =======




     See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


(1)  Organization and Operations

Caithness Coso Funding Corp. (Funding Corp.), which was incorporated on April 22, 1999, is a single-purpose Delaware corporation formed to issue senior secured notes (Notes) for its own account and as an agent acting on behalf of Coso Finance Partners (CFP), Coso Energy Developers (CED), and Coso Power Developers (CPD), collectively, the "Coso Partnerships." The Coso Partnerships are California general partnerships.

On May 28, 1999, Funding Corp. sold $413,000 of Notes. Pursuant to separate credit agreements between Funding Corp. and each partnership, the net proceeds from the offering of $110,000 of 6.80% Notes due 2001 and $303,000 of 9.05% Notes due 2009 were loaned to the Coso Partnerships, and the Coso Partnerships have jointly and severally guaranteed repayment on a senior basis. Payment of the Notes is provided for by payments made by the Coso Partnerships under their respective project loans.

Funding Corp. has no material assets other than the loans, and the accrued interest thereon, that have been made to the Coso Partnerships. Also, Funding Corp. does not conduct any business, other than issuing the senior secured notes and making the loans to the Coso Partnerships.

(2)  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002.

The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                                           COSO FINANCE PARTNERS
                                    UNAUDITED CONDENSED BALANCE SHEETS
                                          (Dollars in thousands)

                                                                                June 30,          December 31,
                                                                                 2003                 2002
                                                                                                     (Note)
Assets:
   Cash and cash equivalents..............................................    $   2,144           $   4,215
   Restricted cash and investments........................................       31,399              28,692
   Accounts receivable, net...............................................        9,671               7,431
   Prepaid expenses & other assets........................................          251               1,068
   Amounts due from related parties.......................................        1,535               1,190
   Property, plant & equipment, net.......................................      133,855             136,313
   Power purchase agreement, net..........................................        9,371               9,945
   Advances to New CLPSI Company, LLC.....................................        4,152               4,010
   Deferred financing costs, net..........................................        2,051               2,208
                                                                                -------             -------

                                                                              $ 194,429           $ 195,072
                                                                                =======             =======


Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...............................    $   3,276           $   5,764
   Amounts due to related parties.........................................          488                 467
   Other liabilities......................................................       15,102              12,478
   Project loans..........................................................      105,558             110,955
                                                                                -------             -------
                                                                                124,424             129,664
Partners' capital.........................................................       70,005              65,408
                                                                                -------             -------

                                                                              $ 194,429           $ 195,072
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




     See accompanying notes to the unaudited condensed financial statements

                                                    COSO FINANCE PARTNERS
                                        UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                   (Dollars in thousands)


                                                           Three-Months       Three-Months       Six-Months       Six-Months
                                                               Ended              Ended            Ended            Ended
                                                              June 30,           June 30,         June 30,         June 30,
                                                                2003               2002             2003             2002
Revenue:
   Energy revenues................................          $  11,757          $  10,762        $  23,055        $  53,112
   Capacity revenues..............................              3,566              3,566            4,821            6,714
                                                               ------             ------           ------           ------
          Total revenue...........................             15,323             14,328           27,876           59,826

Operating expenses:
   Plant operating expenses.......................              2,317              2,261            4,584            4,568
   Royalty expense................................              3,940              3,419            6,621            5,631
   Depreciation and amortization..................              2,715              2,541            5,277            5,077
                                                               ------             ------           ------           ------
          Total operating expenses................              8,972              8,221           16,482           15,276

          Operating income........................              6,351              6,107           11,394           44,550

Other (income)/expenses:
    Interest and other income.....................                (55)            (1,045)            (114)          (1,519)
    Interest expense..............................              2,491              2,773            4,974            5,548
    Amortization of deferred financing costs......                 79                 79              158              158
                                                               ------             ------           ------           ------
          Total other expenses....................              2,515              1,807            5,018            4,187
                                                               ------             ------           ------           ------

 Income before cumulative effect of change
    in accounting principle.......................              3,836              4,300            6,376           40,363

Cumulative effect of change in
    accounting principle..........................                ---                ---            1,780              ---
                                                               ------             ------           ------           ------

           Net income.............................          $   3,836          $   4,300        $   4,596        $  40,363
                                                               ======             ======           ======           ======







     See accompanying notes to the unaudited condensed financial statements

                                      COSO FINANCE PARTNERS
                          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)

                                                                 Six-Months          Six-Months
                                                                   Ended               Ended
                                                                  June 30,            June 30,
                                                                    2003                2002

Net cash provided by (used in) operating activities.....        $   8,390            $  44,724
Net cash provided by (used in) investing activities.....           (5,064)              (2,835)
Net cash provided by (used in) financing activities.....           (5,397)             (40,570)
                                                                   -------             --------
Net change in cash and cash equivalents.................        $  (2,071)           $   1,319
                                                                   =======             ========

Supplemental cash flow disclosure:
    Cash paid for interest..............................        $   5,021            $   5,545
                                                                   =======             ========





     See accompanying notes to the unaudited condensed financial statements

                              COSO FINANCE PARTNERS
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


(1)  Organization and Operation

Coso Finance Partners (CFP), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the China Lake Naval Air Weapons Station, China Lake California. CFP sells all electricity produced to Southern California Edison (Edison) under a power purchase contract that expires in 2011.

(2)  Basis of Presentation

The accompanying unaudited condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002.

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

(3)  Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and CFP had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. On March 1, 2002, Edison reached certain financing milestones and paid CFP for revenue generated, but not recognized for the period November 1, 2000 through March 26, 2001. During the six-months ended June 30, 2002, CFP recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $37.3 million.

(4)  Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(5)  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. As a result of the adoption of SFAS No. 143, CFP was required to recognize a liability of $2,039, a net asset of $259 and a loss from the cumulative effect of a change in accounting principle of $1,780 as of January 1, 2003. Annual depreciation and accretion expense resulting from adoption of SFAS No. 143 is estimated to be $218.

                                               COSO ENERGY DEVELOPERS
                                         UNAUDITED CONDENSED BALANCE SHEETS
                                               (Dollars in thousands)

                                                                                  June 30,          December 31,
                                                                                    2003                2002
                                                                                                       (Note)
Assets:
   Cash and cash equivalents..............................................     $    6,650           $    1,423
   Restricted cash and investments........................................          7,573                6,646
   Accounts receivable, net...............................................          9,084                6,681
   Prepaid expenses and other assets......................................            228                1,370
   Amounts due from related parties.......................................            431                  421
   Property, plant and equipment, net.....................................        133,784              135,853
   Power purchase agreement, net..........................................         16,829               17,365
   Investment in Coso Transmission Line Partners..........................          2,597                2,653
   Advances to New CLPSI Company, LLC.....................................            592                  674
   Deferred financing costs, net..........................................          1,657                1,785
                                                                                  -------              -------

                                                                               $  179,425           $  174,871
                                                                                  =======              =======


Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...............................     $    1,636           $    1,644
   Amounts due to related parties.........................................         26,488               26,317
   Other liabilities......................................................          1,610                  432
   Project loans..........................................................         87,853               89,875
                                                                                  -------              -------
                                                                                  117,587              118,268
Partners' capital.........................................................         61,838               56,603
                                                                                  -------              -------

                                                                               $  179,425           $  174,871
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





     See accompanying notes to the unaudited condensed financial statements


                                                      COSO ENERGY DEVELOPERS
                                           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                      (Dollars in thousands)


                                                       Three-Months       Three-Months       Six-Months       Six-Months
                                                           Ended              Ended            Ended            Ended
                                                          June 30,           June 30,         June 30,         June 30,
                                                            2003               2002             2003             2002
Revenue:
   Energy revenues..............................       $   8,126          $   7,706         $  16,233        $  48,135
   Capacity revenues............................           3,484              3,484             4,711            6,535
                                                          ------             ------            ------           ------
          Total revenue.........................          11,610             11,190            20,944           54,670

Operating expenses:
   Plant operating expenses.....................           3,026              2,648             5,764            5,253
   Royalty expense..............................             664                664               689              675
   Depreciation and amortization................           2,344              4,173             4,684            8,232
                                                          ------             ------            ------           ------
          Total operating expenses..............           6,034              7,485            11,137           14,160

          Operating income......................           5,576              3,705             9,807           40,510

Other (income)/expenses:
   Interest and other income....................            (231)              (260)             (513)            (902)
   Interest expense.............................           2,023              2,177             4,034            4,357
   Amortization of deferred financing costs.....              63                 63               127              127
                                                          ------             ------            ------           ------
          Total other expenses..................           1,855              1,980             3,648            3,582
                                                          ------             ------            ------           ------

Income before cumulative effect of change
   in accounting principle......................           3,721              1,725             6,159           36,928

Cumulative effect of change in
   accounting principle.........................             ---                ---               924              ---
                                                          ------             ------            ------           ------

           Net income...........................       $   3,721          $   1,725         $   5,235        $  36,928
                                                          ======             ======            ======           ======






     See accompanying notes to the unaudited condensed financial statements

                                    COSO ENERGY DEVELOPERS
                         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)

                                                                   Six-Months           Six-Months
                                                                     Ended                Ended
                                                                    June 30,             June 30,
                                                                      2003                 2002

Net cash provided by (used in) operating activities..........     $  10,303            $  31,657
Net cash provided by (used in) investing activities..........        (3,054)              (1,747)
Net cash provided by (used in) financing activities..........        (2,022)             (29,519)
                                                                     -------             --------
Net change in cash and cash equivalents......................         5,227                  391
                                                                     =======             ========
Supplemental cash flow disclosure:
    Cash paid for interest...................................     $   4,067            $   4,355
                                                                     =======             ========






     See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


(1)  Organization and Operation

Coso Energy Developers (CED), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CED sells all electricity produced to Southern California Edison (Edison) under a power purchase contract that expires in 2019.

(2)  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002.

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

(3)  Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and CED had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. On March 1, 2002, Edison reached certain financing milestones and paid CED for revenue generated, but not recognized for the period November 1, 2000 through March 26, 2001. During the six-months ended June 30, 2002, CED recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $37.1 million.

(4)  Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(5)  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. As a result of the adoption of SFAS No. 143, CED was required to recognize a liability of $1,122, a net asset of $198 and a loss from the cumulative effect of a change in accounting principle of $924 as of January 1, 2003. Annual depreciation and accretion expense resulting from adoption of SFAS No. 143 is estimated to be $120.

                                             COSO POWER DEVELOPERS
                                      UNAUDITED CONDENSED BALANCE SHEETS
                                            (Dollars in thousands)

                                                                                     June 30,       December 31,
                                                                                       2003             2002
                                                                                                       (Note)
Assets:
   Cash and cash equivalents................................................       $     599         $     824
   Restricted cash and investments..........................................          10,545            10,855
   Accounts receivable, net.................................................           9,293             7,234
   Prepaid expenses and other assets........................................             229             1,111
   Amounts due from related parties.........................................           6,293             5,902
   Property, plant and equipment, net.......................................         116,747           116,192
   Power purchase agreement, net............................................          18,629            20,026
   Investment in Coso Transmission Line Partners............................           3,194             3,260
   Advances to New CLPSI Company, LLC.......................................           1,884             1,911
   Deferred financing costs, net............................................           1,410             1,519
                                                                                     -------           -------

                                                                                   $ 168,823         $ 168,834
                                                                                     =======           =======


Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities.................................       $   1,959         $   1,948
   Amounts due to related parties...........................................           1,465               758
   Other liabilities........................................................           2,604               366
   Project loans............................................................          76,739            80,401
                                                                                     -------           -------
                                                                                      82,767            83,473
Partners' capital...........................................................          86,056            85,361
                                                                                     -------           -------

                                                                                   $ 168,823         $ 168,834
                                                                                     =======           =======





Note:The condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.




     See accompanying notes to the unaudited condensed financial statements


                                                    COSO POWER DEVELOPERS
                                        UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                   (Dollars in thousands)


                                                         Three-Months        Three-Months        Six-Months         Six-Months
                                                             Ended               Ended             Ended              Ended
                                                            June 30,            June 30,          June 30,           June 30,
                                                              2003                2002              2003               2002
Revenue:
   Energy revenues................................        $   7,321           $   6,266          $  14,599          $  47,637
   Capacity revenues..............................            3,504               3,505              4,738              6,556
                                                             ------              ------             ------             ------
          Total revenue...........................           10,825               9,771             19,337             54,193

Operating expenses:
   Plant operating expenses.......................            2,493               2,519              4,848              4,490
   Royalty expense................................            1,703               1,692              3,715              2,749
   Depreciation and amortization..................            2,492               3,830              5,260              7,659
                                                             ------              ------             ------             ------
          Total operating expenses................            6,688               8,041             13,283             14,898

          Operating income........................            4,137               1,730              6,054             39,295

Other (income)/expenses:
   Interest and other income......................              (54)               (169)              (133)              (651)
   Interest expense...............................            1,806               1,905              3,605              3,813
   Amortization of deferred financing costs.......               55                  54                109                108
                                                             ------              ------             ------             ------
          Total other expenses....................            1,807               1,790              3,581              3,270
                                                             ------              ------             ------             ------

Income before cumulative effect of change
    in accounting principle.......................            2,330                 (60)             2,473             36,025

Cumulative effect of change in
    accounting principle..........................              ---                 ---              1,777                ---
                                                             ------              ------             ------             ------

           Net income (loss)......................        $   2,330           $     (60)         $     696          $  36,025
                                                             ======              =======            ======             ======








     See accompanying notes to the unaudited condensed financial statements

                                      COSO POWER DEVELOPERS
                          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)

                                                                           Six-Months        Six-Months
                                                                             Ended             Ended
                                                                            June 30,          June 30,
                                                                              2003              2002

  Net cash provided by (used in) operating activities.............        $   7,707         $  18,948
  Net cash provided by (used in) investing activities.............           (4,270)           (1,041)
  Net cash provided by (used in) financing activities.............           (3,662)          (17,776)
                                                                             -------          --------
  Net change in cash and cash equivalents.........................        $    (225)        $     131
                                                                             =======          ========
  Supplemental cash flow disclosure:
      Cash paid for interest......................................        $   3,638         $   3,810
                                                                             =======          ========






     See accompanying notes to the unaudited condensed financial statements

                              COSO POWER DEVELOPERS
              NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


(1)  Organization and Operation

Coso Power Developers (CPD), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CPD sells all electricity produced to Southern California Edison (Edison) under a power purchase contract that expires in 2010.

(2)  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002.

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

(3)  Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and CPD had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. On March 1, 2002, Edison reached certain financing milestones and paid CPD for revenue generated, but not recognized for the period November 1, 2000 through March 26, 2001. During the six-months ended June 30, 2002, CPD recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $38.0 million.

(4)  Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(5)      New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. As a result of the adoption of SFAS No. 143, CPD was required to recognize a liability of $2,131, a net asset of $354 and a loss from the cumulative effect of a change in accounting principle of $1,777 as of January 1, 2003. Annual depreciation and accretion expense resulting from adoption of SFAS No. 143 is estimated to be $334.

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


General

     Each Coso Partnership owns an 80MW geothermal power plant, and it's respective transmission lines, wells, gathering systems and other related facilities. The Coso Partnerships are located near one another at the United States Naval Air Weapons Center at China Lake, California. The Navy I Partnership owns Navy I and its related facilities. The BLM Partnership owns BLM and its related facilities. The Navy II Partnership owns Navy II and its related facilities. Affiliates of Caithness Corporation and CalEnergy Company, Inc. ("CalEnergy"), which is now known as MidAmerican Energy Holdings Company, formed the Coso Partnerships in the 1980s to develop, construct, own and operate the Coso Partnerships. On February 25, 1999 Caithness Acquisition Company, LLC,
(CAC) purchased all of CalEnergy's interests in the Coso Partnerships.

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


     Energy payments were fixed for the first ten years of firm operation under each power purchase agreement. After the first ten years of firm operation and until January 1, 2002, Edison made energy payments to the Coso Partnerships based on its avoided cost of energy. Edison's avoided cost of energy is Edison's cost to generate electricity if Edison were to produce it itself or buy it from another power producer rather than buy it from the Coso Partnerships. The fixed energy price period expired in August 1997 for the Navy I Partnership, in March 1999 for the BLM Partnership and in January 2000 for the Navy II Partnership.

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

     The Coso Partnerships are required to make royalty payments to the U.S. Navy and the Bureau of Land Management. The Navy I Partnership pays a royalty for Unit I through reimbursement of electricity supplied to the U.S. Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the U.S. Navy Contract as amended. This formula is primarily based on the tariff rates charged by Edison, which were increased in 2001 by the California Public Utilities Commission
(CPUC), and is subject to future revision. On July 10, 2003, the CPUC adopted a settlement between Edison and other parties to lower retail electric rates effective as of August 1, 2003. These rates are in effect for one year, after which new rates will be established in accordance with CPUC guidelines. Indices utilized in the calculation of the royalties under the Navy I Partnership Unit 1 contract remained unchanged historically based on an agreement between the U.S. Navy and the Navy I Partnership. In November 2001 and October 2002, modifications to the calculation of the reimbursement pricing formula were made to the U.S. Navy Contract resulting in a reduction of accrued royalties of $6.5 million and $1.3 million, respectively, which was agreed to by the U.S. Navy. The parties have currently agreed to a replacement index and true-up calculation in favor of the Navy I Partnership. For Units 2 and 3, the Navy I Partnership's royalty expense paid to the U.S. Navy is a fixed percentage of electricity sales at 15% of revenue received by the Navy I Partnership through 2003 and will increase to 20% from 2004 through 2009. In addition, the Navy I Partnership is required to pay the U.S. Navy $25.0 million in December 2009, the date its contract expires. The payment is secured by funds placed on deposit monthly, which funds plus accrued interest are anticipated to aggregate $25.0 million by the expiration date of the contract. Currently, the monthly amount deposited is approximately $60,000. The BLM Partnership pays a 10% royalty to the Bureau of Land Management based on the net value of steam produced. The Navy II partnership pays a royalty to the U.S. Navy based on a fixed percentage of electricity sales to Edison. The royalty rate was 10% of electricity sales through 1999, and increased to 18% for 2000 through 2004 and will increase to 20% from 2005 through the end of the contract term. The Coso Partnerships also pay other royalties, at various rates which in the aggregate are not material.

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

     On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from a district court's stipulated judgment, which affirmed the stipulated judgment in part and referred questions based on California state law to the California Supreme Court. The appeals court stated that if the Agreement violated California state law, then the appeals court would be required to void the stipulated judgment. The California Supreme Court has accepted the Ninth Circuit Court of Appeals request to address the issues referred to it in the September 23, 2002 ruling. On May 27, 2003 the California Supreme Court heard oral arguments related to state law on this matter. Pending the findings of the California Supreme Court, the Agreement remains in full force and effect.

     Edison filed a petition for a writ of review of a January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated the Public Utility Regulatory Policies Act of 1978 (PURPA). Subsequently, the California Court of Appeals issued a decision on August 20, 2002 in response to the writs affirming the January 2001 CPUC decision, except for the 0.95 "floor", which it rejected as an abuse of discretion by the CPUC. While this matter was appealed to the California Supreme Court, the petition for review was denied. The Coso Partnerships are currently evaluating potential actions to redress this issue. The Coso Partnerships' Agreements set a 1.0 line loss factor for all energy sold between May 2002 through April 2007. After April 2007, the Coso Partnerships will have a line loss factor of less than 1.0, effectively decreasing revenues if Edison's challenge to the CPUC ruling stands.

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


     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso Partnership on a stand-alone basis:

                                                  Three-Months Ended                    Six-Months Ended
                                                        June 30                             June 30
                                               2003               2002               2003              2002
                                               ----               ----               ----              ----
Navy I Partnership (stand alone)
     Operating capacity factor                104.1%             102.5%             102.3%            104.5%
     Capacity (MW) (average)                   83.30              81.97              81.87             83.62
     kWh produced (000s)                      181,938            179,014            355,644           363,254

BLM Partnership (stand alone)
     Operating capacity factor                 88.5%              95.3%              88.6%             94.0%
     Capacity (MW) (average)                   70.78              76.25              70.85             75.21
     kWh produced (000s)                      154,585            166,533            307,762           326,694

Navy II Partnership (stand alone)
     Operating capacity factor                 96.5%              94.2%              97.4%            101.6%
     Capacity (MW) (average)                   77.20              75.34              77.90             81.25
     kWh produced (000s)                      168,606            164,552            338,401           352,966

     Total energy  production for the BLM  Partnership was 154.6 million kWh and
307.8 million kWh for the three and six-months ended June 30, 2003, respectively, as compared to 166.5 million kWh and 326.7 million kWh for the same periods in 2002, decreases of 7.1% and 5.8%, respectively. The decrease in energy production was primarily due to a decline in steam, which management is attempting to remediate through well maintenance and capital improvements including the addition of a new production well during the third quarter of 2003. In an effort to increase production overall, the Coso Partnerships have implemented a capital program including drilling two new productions wells and performing workovers on various existing wells to regain production limited by wellbore obstructions. These efforts, along with modifications to wellfield piping and gas removal systems, improved production at the Navy I and Navy II Partnerships during the second quarter of 2003. The Coso Partnerships expect to further enhance the steam utilization and efficiency of the projects through a turbine enhancement program and additional wellfield piping modifications. With respect to the reservoir, an injection augmentation program, aimed at improving reservoir pressure and minimizing resource decline, is currently in the engineering design phase. The funds necessary to implement the well maintenance and capital improvement programs are available from reserves established under the Notes and from excess cash flow generated after debt service during the six-month period ending June 30, 2003.


Results of Operations for the three and six-months ended June 30, 2003 and 2002

     The following discusses the results of operations of the Coso Partnerships for the three and six-months ended June 30, 2003 and 2002 (dollar amounts in tables are in thousands, except per kWh data):

Revenue

                                     Three-Months            Three-Months            Six-Months                 Six-Months
                                        Ended                   Ended                   Ended                      Ended
                                    June 30, 2003           June 30, 2002          June 30, 2003              June 30, 2002

                                    $      Cents/kWh        $      Cents/kWh       $      Cents/kWh           $      Cents/kWh
                                    -      ---------        -      ---------       -      ---------           -      ---------
Total Operating Revenues
  Navy I Partnership             15,323       8.4        14,328       8.0       27,876       7.8           59,826       16.5
  BLM Partnership                11,610       7.5        11,190       6.7       20,944       6.8           54,670       16.7
  Navy II Partnership            10,825       6.4         9,771       5.9       19,337       5.7           54,193       15.4

Capacity & Capacity Bonus
Revenues
  Navy I Partnership              3,566       2.0         3,566       2.0        4,821       1.4            6,714        1.8
  BLM Partnership                 3,484       2.3         3,484       2.1        4,711       1.5            6,535        2.0
  Navy II Partnership             3,505       2.1         3,505       2.1        4,738       1.4            6,556        1.9

Energy Revenues, net
of steam transfers
  Navy I Partnership             11,757       6.5        10,762       6.0       23,055       6.5           53,112       14.6
  BLM Partnership                 8,126       5.3         7,706       4.6       16,233       5.3           48,135       14.7
  Navy II Partnership             7,320       4.3         6,266       3.8       14,599       4.3           47,637       13.5


     Total operating revenues for the Navy I, BLM and Navy II Partnerships, which consist of capacity payments, capacity bonus payments and energy payments, were $15.3 million, $11.6 million and $10.8 million, respectively, for the three-months ended June 30, 2003, as compared to $14.3 million, $11.2 million and $9.8 million, respectively, for the same period in 2002, increases of 7.0%, 3.6% and 10.2%, respectively. Total energy revenues, net of steam transfer for the Navy I, BLM and Navy II Partnerships were $11.8 million, $8.1 million and $7.3 million, respectively, for the three-months ended June 30, 2003, as compared to $10.8 million, $7.7 million and $6.3 million, respectively, for the same period in 2002, increases of 9.3%, 5.2% and 15.9%, respectively. Each Coso Partnership's increase in operating revenues, and energy revenues for the three-months ended June 30, 2003, as compared to the same period in 2002, were primarily due to the increase in the fixed energy rate of 5.37 cents per kWh during the three-months ended June 30, 2003, as compared to the average fixed energy rate of 4.66 cents per kWh paid for the same period in 2002.

     Total operating revenues for the Navy I, BLM and Navy II Partnerships, which consist of capacity payments, capacity bonus payments and energy payments, were $27.9 million, $20.9 million and $19.3 million, respectively, for the six-months ended June 30, 2003, as compared to $59.8 million, $54.7 million and $54.2 million, respectively, for the same period in 2002, decreases of 53.3%, 61.8% and 64.4%, respectively. Capacity and capacity bonus revenues for each of the Navy I, BLM and Navy II Partnerships were $4.8 million, $4.7 million and $4.7 million, respectively, for the six-months ended June 30, 2003, as compared to $6.7 million, $6.5 million and $6.6 million, respectively, for the same period in 2002, decreases of 28.4%, 27.7% and 28.8%, respectively. Total energy revenues, net of steam transfer for the Navy I, BLM and Navy II Partnerships were $23.1 million, $16.2 million and $14.6 million, respectively, for the six-months ended June 30, 2003, as compared to $53.1 million, $48.1 million and $47.6 million, respectively, for the same period in 2002, decreases of 56.5%, 66.3% and 69.3%, respectively. Each of the Coso Partnerships' decreases in operating revenues, capacity and capacity bonus revenues and energy revenues for the six-months ended June 30, 2003, as compared to the same period in 2002, were primarily due to the recognition of revenues generated but not recognized for the period from November 1, 2000 through March 26, 2001 discussed above. On March 1, 2002, the Navy I, BLM and Navy II Partnerships received payment and recognized revenue of $37.3 million, $37.1 million and $38.0 million, respectively. These decreases were partially offset by the increase in the fixed energy rate to 5.37 cents per kWh paid during the six-months ended June 30, 2003 as compared to the average fixed energy rate of 3.96 cents per kWh for the same period in 2002.

Plant Operations

                                 Three-Months             Three-Months              Six-Months               Six-Months
                                    Ended                    Ended                    Ended                    Ended
                                June 30, 2003            June 30, 2002            June 30, 2003            June 30, 2002

                                $      Cents/kWh         $      Cents/kWh         $      Cents/kWh         $      Cents/kWh
                                -      ---------         -      ---------         -      ---------         -      ---------
  Navy I Partnership          2,317       1.3          2,261       1.3          4,584       1.3          4,568       1.3
  BLM Partnership             3,026       2.0          2,648       1.6          5,764       1.9          5,253       1.6
  Navy II Partnership         2,493       1.5          2,519       1.5          4,848       1.4          4,490       1.3

     The BLM Partnership's operating expenses, including operating and general and administrative expenses, were $3.0 million and $5.8 million for the three and six-months ended June 30, 2003, respectively, as compared to $2.6 million and $5.3 million for the same periods in 2002, increases of 15.4% and 9.4%, respectively. The increase in the BLM Partnership's operating expenses were primarily due to increased property taxes and maintenance costs incurred during the three and six-month periods ended June 30, 2003, as compared to the same period in 2002.

     The Navy II Partnership's operating expenses, including operating and general and administrative expenses, were $4.8 million for the six-months ended June 30, 2003, as compared to $4.5 million for the same period in 2002, and increase of 6.7%. The increase in the Navy II Partnership's operating expenses were due to increased property taxes and well maintenance cost incurred during the six-month period ended June 30, 2003 as compared to the same period in 2002. The change in the Navy II Partnerships operating expenses, including operating and general and administrative expenses were insignificant for the three-months ended June 30, 2003 due to the increased property taxes being partially offset by decreased maintenance costs during that period as compared to 2002.

     The change in the Navy I Partnership's operating expenses, including operating and general and administrative expenses were insignificant for the three and six-months ended June 30, 2003 due to the increased property tax costs being partially offset by decreased drilling costs during that period as compared to 2002.


Royalty Expense

                                 Three-Months             Three-Months              Six-Months               Six-Months
                                    Ended                    Ended                    Ended                    Ended
                                June 30, 2003            June 30, 2002            June 30, 2003            June 30, 2002

                                $      Cents/kWh         $      Cents/kWh         $      Cents/kWh         $      Cents/kWh
                                -      ---------         -      ---------         -      ---------         -      ---------
  Navy I Partnership          3,940       2.2          3,419       1.9          6,621       1.9          5,631       1.6
  BLM Partnership               664       0.4            664       0.4            689       0.2            675       0.2
  Navy II Partnership         1,703       1.0          1,692       1.0          3,175       0.9          2,749       0.8

     The Navy I Partnership's royalty expenses were $3.9 million and $6.6 million for the three and six-months ended June 30, 2003, respectively, as compared to $3.4 million and $5.6 million for the same periods in 2002, increases of 14.7% and 17.9%, respectively. The increase in royalty expense for the Navy I Partnership for the three and six-months ended June 30, 2003, as compared to the same periods in 2002, were primarily due to the increase in the fixed energy rate to 5.37 cents per kWh for the three and six-months ended June 30, 2003 from 4.66 cents per kWh and 3.96 cents per kWh, respectively, for the three and six-months ended June 30, 2002.

     The change in the BLM Partnership's royalty expenses was insignificant, for the three and six-months ended June 30, 2003, as compared to the same periods in 2002.
     The Navy II Partnership's royalty expense was $3.2 million for the six-months ended June 30, 2003 as compared to $2.7 million for the same period in 2002, an increase of 18.5%. The increase in royalty expense for the Navy II Partnerships for the six-months ended June 30, 2003, as compared to the same period in 2002 was primarily due to the increase in the fixed energy rate to
5.37 cents per kWh for the six-months ended June 30, 2003 from 3.96 cents per kWh for the six-months ended June 30, 2002. The change in Navy II Partnership's royalty expenses were insignificant for the three-months ended June 30, 2003, as compared to the same period in 2002.


Depreciation and Amortization

                               Three-Months             Three-Months              Six-Months               Six-Months
                                  Ended                    Ended                    Ended                    Ended
                              June 30, 2003            June 30, 2002            June 30, 2003            June 30, 2002

                              $      Cents/kWh         $      Cents/kWh         $      Cents/kWh         $      Cents/kWh
                              -      ---------         -      ---------         -      ---------         -      ---------
  Navy I Partnership        2,715       1.5          2,541       1.4          5,277       1.5          5,077       1.4
  BLM Partnership           2,344       1.5          4,173       2.5          4,684       1.5          8,232       2.5
  Navy II Partnership       2,492       1.5          3,830       2.3          5,260       1.6          7,659       2.2


     The Navy I Partnership's depreciation and amortization expenses was $2.7 million for the three-months ended June 30, 2003, as compared to $2.5 million for the same period in 2002, an increase of 8.0%. The increase in depreciation and amortization for the three-months ended June 30, 2003, as compared to the same period in 2002, was due to an increase in capitalized assets during that period in 2002.

     The BLM Partnership's depreciation and amortization expenses were $2.3 million and $4.7 million, respectively, for the three and six-months ended June 30, 2003 as compared to $4.2 million and $8.2 million, for the same periods in 2002, decreases of 45.2% and 42.7% respectively. The Navy II Partnership's depreciation and amortization expenses were $2.5 million and $5.3 million, respectively, for the three and six-months ended June 30, 2003 as compared to $3.8 million and $7.7 million, for the same periods in 2002, decreases of 34.2% and 31.2%, respectively. These decreases in the BLM and Navy II Partnerships depreciation and amortization expense for the three and six-months ended June 30, 2003, as compared to the same period in 2002 were due to older wells being fully depreciated during the second half of 2002.


Interest and Other Income

                                   Three-Months             Three-Months              Six-Months               Six-Months
                                      Ended                     Ended                   Ended                    Ended
                                  June 30, 2003            June 30, 2002            June 30, 2003            June 30, 2002

                                  $      Cents/kWh         $      Cents/kWh         $      Cents/kWh         $      Cents/kWh
                                  -      ---------         -      ---------         -      ---------         -      ---------
  Navy I Partnership               55       0.0          1,045       0.6            114       0.0          1,519       0.4
  BLM Partnership                 231       0.1            260       0.2            513       0.2            902       0.3
  Navy II Partnership              54       0.0            169       0.1            133       0.0            651       0.2


     The Navy I Partnership's interest and other income was $0.1 million for the three-months ended June 30, 2003, as compared to $1.0 million for the same period in 2002, a decrease of 90.0%. The decrease was primarily due to the collection of $0.8 million of insurance proceeds for lost revenue in 1999 caused by equipment failure during the three-months ended June 30, 2002, as well as a decrease in the rate of return on investments due to lower market rates for fixed income investments during that period in 2003.

     The BLM Partnership's interest and other income was $0.2 million for the three-months ended June 30, 2003, as compared to $0.3 million for the same period in 2002, a decrease of 33.3%. The Navy II Partnership's interest and other income was $0.1 million for the three-months ended June 30, 2003, as compared to $0.2 million for the same period in 2002, a decrease of 50.0%. The decreases in interest and other income for the BLM and Navy II Partnerships for the three-months ended June 30, 2003 were primarily due to a decrease in the rate of return on investments due to lower market rates for fixed income investments during that period in 2003.

     The Navy I, BLM and Navy II Partnerships' interest and other income were $0.1 million, $0.5 million and $0.1 million, respectively, for the six-months ended June 30, 2003 as compared to $1.5 million, $0.9 million and $0.7 million, for the same period in 2002, decreases of 93.3%, 44.4% and 85.7%, respectively. The decreases in interest and other income for the Navy I, BLM and Navy II Partnerships were primarily due to interest on amounts in arrears, owed by Edison in 2001, that were settled and paid by Edison on March 1, 2002.


Interest Expense

                                     Three-Months             Three-Months              Six-Months               Six-Months
                                        Ended                    Ended                    Ended                    Ended
                                    June 30, 2003            June 30, 2002            June 30, 2003            June 30, 2002

                                    $      Cents/kWh         $      Cents/kWh         $      Cents/kWh         $      Cents/kWh
                                    -      ---------         -      ---------         -      ---------         -      ---------
  Navy I Partnership              2,491       1.4          2,773       1.5          4,974       1.4          5,548       1.5
  BLM Partnership                 2,023       1.3          2,177       1.3          4,034       1.3          4,357       1.3
  Navy II Partnership             1,807       1.1          1,905       1.2          3,605       1.1          3,813       1.1


     The Navy I Partnership's interest expense was $2.5 million and $5.0 million for the three and six-months ended June 30, 2003, respectively, as compared to $2.8 million and $5.5 million for the same periods in 2002, decreases of 10.7% and 9.1%, respectively. The BLM Partnership's interest expense was $2.0 million and $4.0 million for the three and six-months ended June 30, 2003, respectively, as compared to $2.2 million and $4.4 million for the same periods in 2002, decreases of 9.1% and 9.1%, respectively. The Navy II Partnership's interest expense was $1.8 million and $3.6 million for the three and six-months ended June 30, 2003, respectively, as compared to $1.9 million and $3.8 million for the same periods in 2002, decreases of 5.3% and 5.3%, respectively. The decreases in interest expense for the Navy I, BLM and Navy II Partnerships for the three and six-months ended June 30, 2003, as compared to the same periods in 2002, were due to reductions in the principal amount of the project loan from Funding Corp.


Change in Accounting Principle

     On January 1, 2003, as a result of the adoption of SFAS No. 143 as described in the notes to the financial statements, the Navy I, BLM and Navy II Partnerships recorded a loss on the cumulative effect of change in accounting principle in the amounts of $1.8 million, $0.9 million and $1.8 million, respectively.


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

     The Coso Partnerships ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements and ability to continue to generate electricity. Edison's shortfall in collections, coupled with its near term capital requirements, materially and adversely affected its liquidity during 2000 and 2001. In resolution of that issue, Edison settled with the CPUC on October 2, 2001, enabling it to recover in retail electric rates its historical shortfall in electric purchase costs. On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from the district court's stipulated judgment, which affirmed the stipulated judgment in part and referred questions based on California state law to the Supreme Court of California. The appeals court stated that if the Agreement violated California state law then the appeals court would be required to void the stipulated judgment. The California Supreme Court has accepted the Ninth Circuit Court of Appeals request to address the issues referred to it in the September 23, 2002 ruling. On May 27, 2003 the California Supreme Court heard oral arguments related to state law on this matter. Pending the findings of the California Supreme Court, the Agreement remains in full force and effect. It is unclear what effect an adverse ruling would have on the Coso Partnerships, but could result in a modification to the Agreement.

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


     The following table sets forth a summary of each the Coso Partnership's cash flows for the six-months ended June 30, 2003 and June 30, 2002.

                                                                      Six-Months               Six-Months
                                                                        Ended                    Ended
                                                                    June 30, 2003            June 30, 2002
Navy I Partnership (stand alone)
  Net cash provided by (used in) operating activities                $   8,390                 $  44,722
  Net cash provided by (used in) investing activities                   (5,064)                   (2,835)
  Net cash provided by (used in) financing activities                   (5,397)                  (40,568)
                                                                        -------                  --------
      Net change in cash and cash equivalents                        $  (2,071)                $   1,319
                                                                        =======                  ========

BLM Partnership (stand alone)
  Net cash provided by (used in) operating activities                $  10,303                 $  31,657
  Net cash provided by (used in) investing activities                   (3,054)                   (1,747)
  Net cash provided by (used in) financing activities                   (2,022)                  (29,519)
                                                                        -------                  --------
      Net change in cash and cash equivalents                        $   5,227                 $     391
                                                                        =======                  ========

Navy II Partnership (stand alone)
  Net cash provided by (used in) operating activities                $   7,707                 $  18,948
  Net cash provided by (used in) investing activities                   (4,270)                   (1,041)
  Net cash provided by (used in) financing activities                   (3,662)                  (17,776)
                                                                        -------                  --------
      Net change in cash and cash equivalents                        $    (225)                $     131
                                                                        =======                  ========

                                       28

     The Navy I Partnership's cash flows from operating activities decreased by $36.3 million for the six-months ended June 30, 2003, as compared to the same period in 2002, primarily due to the increase in net income in 2002 resulting from Edison's payment received on March 1, 2002 for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001 and a decrease in amounts due from related parties.

     Cash used in investing activities at the Navy I Partnership increased by $2.3 million for the six-months ended June 30, 2003, as compared to the same period in 2002, primarily due to an increase in capital expenditures during that period in 2003.

     The Navy I Partnership's cash used in financing activities decreased by $35.2 million for the six-months ended June 30, 2003, as compared to the same period in 2002, due to decreased partner distributions paid during that period in 2003.

     The BLM Partnership's cash flows from operating activities decreased by $21.4 million for the six-months ended June 30, 2003, as compared to the same period in 2002, primarily due to the increase in net income resulting from Edison's payment received on March 1, 2002 for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001, partially offset by an increase in trade payables.

     Cash used in investing activities at the BLM Partnership increased by $1.4 million for the six-months ended June 30, 2003, as compared to the same period in 2002, primarily due to an increase in capital expenditures during that period in 2003.

     The BLM Partnership's cash used in financing activities decreased by $27.5 million for the six-months ended June 30, 2003, as compared to the same period in 2002, due to decreased partner distributions paid during that period in 2003.

     The Navy II Partnership's cash flows from operating activities decreased by $11.2 million for the six-months ended June 30, 2003, as compared to the same period in 2002, primarily due to the increase in net income resulting from Edison's payment received on March 1, 2002 for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001, partially offset by an increase in trade payables.

     Cash used in investing activities at the Navy II Partnership increased by $3.3 million for the six-months ended June 30, 2003, as compared to the same period in 2002, primarily due to an increase in capital expenditures partially offset by a decrease in restricted cash requirements associated with the project loan from Funding Corp. during 2003.

     The Navy II Partnership's cash used in financing activities decreased by $14.1 million for the six-months ended June 30, 2003, as compared to the same period in 2002, due to decreased partner distributions paid during that period in 2003.

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

                                                COSO PARTNERSHIPS
                                   UNAUDITED CONDENSED COMBINED BALANCE SHEETS
                                             (Dollars in thousands)

                                                                                          June 30,          December 31,
                                                                                           2003                2002

Assets:
   Cash and cash equivalents....................................................         $   9,393           $   6,462
   Restricted cash and investments..............................................            49,517              46,193
   Accounts receivable, net.....................................................            28,048              21,346
   Prepaid expenses and other assets............................................               708               3,549
   Amounts due from related parties.............................................             8,259               6,516
   Property, plant and equipment, net...........................................           384,386             388,358
   Power purchase agreement, net................................................            44,829              47,336
   Investments and advances.....................................................            12,419              12,508
   Deferred financing costs, net................................................             5,118               5,512
                                                                                           -------             -------

                                                                                         $ 542,677           $ 537,780
                                                                                           =======             =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities.....................................         $   6,871           $  10,486
   Amounts due to related parties...............................................            28,441              25,415
   Other liabilities............................................................            19,316              13,276
   Project loans................................................................           270,150             281,231
                                                                                           -------             -------
                                                                                           324,778             330,408
Partners' capital...............................................................           217,899             207,372
                                                                                           -------             -------

                                                                                         $ 542,677           $ 537,780
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


                                                COSO PARTNERSHIPS
                              UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                             (Dollars in thousands)



                                                         Three-Months       Three-Months       Six-Months       Six-Months
                                                            Ended              Ended             Ended            Ended
                                                           June 30,           June 30,          June 30,         June 30,
                                                             2003               2002              2003             2002

Revenue:
   Energy revenues..................................     $  27,204          $  24,734          $  53,887        $ 148,884
   Capacity revenues................................        10,554             10,555             14,270           19,805
                                                            ------             ------             ------          -------
          Total revenue.............................        37,758             35,289             68,157          168,689

Operating expenses:
   Plant operating expenses.........................         7,836              7,428             15,196           14,311
   Royalty expense..................................         6,307              5,775             10,485            9,055
   Depreciation and amortization....................         7,551             10,544             15,221           20,968
                                                            ------             ------             ------          -------
          Total operating expenses..................        21,694             23,747             40,902           44,334

          Operating income..........................        16,064             11,542             27,255          124,355

Other (income)/expenses:
   Interest and other income........................          (340)            (1,474)              (760)          (3,072)
   Interest expense.................................         6,321              6,855             12,613           13,718
   Amortization of deferred financing costs.........           196                196                394              393
                                                            ------             ------             ------          -------
          Total other expenses......................         6,177              5,577             12,247           11,039
                                                            ------             ------             ------          -------

Income before cumulative effect of change in
   accounting principle.............................         9,887              5,965             15,008          113,316

Cumulative effect of change in accounting
   principle........................................           ---                ---              4,481              ---
                                                            ------             ------             ------          -------

           Net income...............................     $   9,887          $   5,965          $  10,527        $ 113,316
                                                            ======             ======             ======          =======






See accompanying notes to the unaudited condensed combined financial statements.

                                          COSO PARTNERSHIPS
                        UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)

                                                                      Six-Months           Six-Months
                                                                        Ended                Ended
                                                                       June 30,             June 30,
                                                                         2003                 2002

    Net cash provided by (used in) operating activities...         $    26,400            $   95,329
    Net cash provided by (used in) investing activities...             (12,388)               (5,623)
    Net cash provided by (used in) financing activities...             (11,081)              (87,865)
                                                                       --------              --------
    Net change in cash and cash equivalents...............         $     2,931            $    1,841
                                                                       ========              ========
    Supplemental cash flow disclosure:
       Cash paid for interest.............................         $    12,726            $   13,710
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

(2)  Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Coso Partnerships had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. On March 1, 2002, Edison reached certain financing milestones and paid the Coso Partnerships for revenue generated, but not recognized for the period November 1, 2000 through March 26, 2001. For the six-months ended June 30, 2002, the Coso Partnerships recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $112.4 million.

(3)  Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(4)  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. As a result of the adoption of SFAS No. 143, the Partnership was required to recognize a liability of $5,292, a net asset of $811 and a loss from the cumulative effect of a change in accounting principle of $4,481 as of January 1, 2003. In 2003 additional depreciation and accretion expense resulting from adoption of SFAS No. 143 is estimated to be $675.

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

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                       - MOS    X   6 - MOS
                                           --- ---        --- ---
                                              X  YEAR           YEAR
                                             ---           ---
                                            (for annual report filings)
                                                 OTHER          OTHER
                                            ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 2002      DEC - 31 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2002      JAN - 01 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2002      JUN - 30 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 6 MOS
                                                     ----                        -----
CASH                                                         0                           0
SECURITIES                                                   0                           0
RECEIVABLES                                            282,361                     271,174
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                           1,130                       1,021
PP&E                                                         0                           0
DEPRECIATION                                                 0                           0
TOTAL ASSETS                                           282,361                     271,174
CURRENT LIABILITIES                                      1,130                       1,021
BONDS                                                  281,231                     270,153
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             282,361                     271,174
SALES                                                        0                           0
TOTAL REVENUES                                          26,931                      12,617
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                               0                           0
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       26,931                      12,617
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                                   0                           0
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                      - MOS     X   6 - MOS
                                          --- ---         --- ---
                                             X  YEAR           YEAR
                                            ---            ---
                                            (for annual report filings)
                                                OTHER          OTHER
                                            ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 2002      DEC - 31 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2002      JAN - 01 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2002      JUN - 30 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE  6 MOS
                                                     ----                         -----
CASH                                                     4,215                       2,144
SECURITIES                                              28,692                      31,399
RECEIVABLES                                              8,621                      11,206
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          13,904                      13,601
PP&E                                                   234,442                     236,799
DEPRECIATION                                            98,129                     102,944
TOTAL ASSETS                                           195,072                     194,429
CURRENT LIABILITIES                                      6,231                       3,764
BONDS                                                  110,955                     105,558
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             195,072                     194,429
SALES                                                   92,065                      27,876
TOTAL REVENUES                                          93,639                      27,990
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          33,376                      16,482
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       11,151                       5,132
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                       1,780
NET INCOME                                              49,112                       4,596
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS     X   6 - MOS
                                         --- ---         --- ---
                                             X  YEAR           YEAR
                                            ---            ---
                                            (for annual report filings)
                                                OTHER          OTHER
                                            ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 2002      DEC - 31 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2002      JAN - 01 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2002      JUN - 30 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 6 MOS
                                                     ----                        -----
CASH                                                     1,423                       6,650
SECURITIES                                               6,646                       7,573
RECEIVABLES                                              7,102                       9,515
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                           9,895                      16,393
PP&E                                                   247,912                     250,039
DEPRECIATION                                           112,059                     116,255
TOTAL ASSETS                                           174,871                     179,425
CURRENT LIABILITIES                                     27,961                      28,124
BONDS                                                   89,875                      87,853
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             174,871                     179,425
SALES                                                   81,252                      20,944
TOTAL REVENUES                                          82,707                      21,457
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          28,526                      11,137
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        8,822                       4,161
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                         924
NET INCOME                                              45,359                       5,235
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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

CURRENCY                                       CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                      Yes  X No
                   ---    ---
PERIOD TYPE                                     - MOS      X   6 - MOS
                                         --- ---          --- ---
                                             X  YEAR           YEAR
                                            ---            ---
                                            (for annual report filings)
                                                OTHER          OTHER
                                            ----           ----
FISCAL YEAR END
(example: DEC-31-1997)                      Dec - 31 - 2002      DEC - 31 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2002      JAN - 01 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2002      JUN - 30 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 6 MOS
                                                     ----                        -----
CASH                                                       824                         599
SECURITIES                                              10,855                      10,545
RECEIVABLES                                             13,136                      15,586
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          15,071                      16,414
PP&E                                                   210,548                     215,128
DEPRECIATION                                            94,356                      98,381
TOTAL ASSETS                                           168,834                     168,823
CURRENT LIABILITIES                                      2,706                       3,424
BONDS                                                   80,401                      76,739
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             168,834                     168,823
SALES                                                   79,592                      19,337
TOTAL REVENUES                                          80,486                      19,470
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          29,428                      13,283
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        7,755                       3,714
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                       1,777
NET INCOME                                              43,303                         696
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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


Date:  August 14, 2003                  Caithness Coso Funding Corp.
                                        a Delaware Corporation

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


Date: August 14, 2003                   Caithness Coso Funding Corp.
                                        a Delaware Corporation

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

                                  Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, and Coso Power Developers (collectively, the "Registrant") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James D. Bishop, Sr., Chief Executive Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.



Date:  August 14, 2003                  Caithness Coso Funding Corp.
                                        a Delaware Corporation

                                         By: /S/ JAMES D. BISHOP, SR.
                                            ------------------------
                                                 James D. Bishop, Sr.
                                                 Director, Chairman &
                                                 Chief Executive Officer

                                  Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, and Coso Power Developers (collectively, the "Registrant") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher T. McCallion, Chief Financial Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.



Date: August 14, 2003                   Caithness Coso Funding Corp.
                                        a Delaware Corporation

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


                                       CAITHNESS COSO FUNDING CORP.,
                                       a Delaware corporation

Date:  August 14, 2003                  By:  /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                             Christopher T. McCallion
                                             Executive Vice President &
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


                                       COSO FINANCE PARTNERS
                                       a California general Partnership

                                        By: New CLOC Company, LLC,
                                             its Managing General Partner

Date:  August 14, 2003                  By:  /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                             Christopher T. McCallion
                                             Executive Vice President &
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


                                       COSO ENERGY DEVELOPERS
                                       a California general Partnership

                                       By: New CHIP Company, LLC,
                                            its Managing General Partner

Date:  August 14, 2003                 By:  /S/ CHRISTOPHER T. MCCALLION
                                            ----------------------------
                                            Christopher T. McCallion
                                            Executive Vice President &
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)


                                       COSO POWER DEVELOPERS
                                       a California general Partnership

                                       By: New CTC Company, LLC,
                                            its Managing General Partner

Date:  August 14, 2003                 By:  /S/ CHRISTOPHER T. MCCALLION
                                            ----------------------------
                                            Christopher T. McCallion
                                            Executive Vice President &
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)