Form 10-Q
period 2003-09-30
CAITHNESS COSO FUNDING CORP; COSO ENERGY DEVELOPERS; COSO FINANCE PARTNERS; COSO POWER DEVELOPERS
filed 2003-11-14
CIK 1088866, 1088869, 1088870, 1088873

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the quarterly period ended    September 30, 2003
                                              ------------------

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

       300 shares in Caithness Coso Funding Corp. as of November 13, 2003
       ------------------------------------------------------------------

                          CAITHNESS COSO FUNDING CORP.
                                    Form 10-Q
                    For the Quarter Ended September 30, 2003


PART I.  FINANCIAL INFORMATION                                          Page No.

ITEM 1.  Financial Statements

   Caithness Coso Funding Corp.
   Unaudited condensed balance sheets at September 30, 2003 and
     December 31, 2002                                                         4
   Unaudited condensed statements of operations for the three-months ended September 30, 2003, the three-months ended September 30,
     2002, the nine-months ended September 30, 2003, and the nine-
     months ended September 30, 2002                                           5
   Unaudited condensed statements of cash flows for the nine-months ended September 30, 2003, and the nine-months ended
     September 30, 2002                                                        6
   Notes to the unaudited condensed financial statements                       7

   Coso Finance Partners
   Unaudited condensed balance sheets at September 30, 2003 and
     December 31, 2002                                                         8
   Unaudited condensed statements of operations for the three-months ended September 30, 2003, the three-months ended September 30,
     2002, the nine-months ended September 30, 2003, and the nine-
     months ended September 30, 2002                                           9
   Unaudited condensed statements of cash flows for the nine-months ended September 30, 2003, and the nine-months ended
     September 30, 2002                                                       10
   Notes to the unaudited condensed financial statements                      11

   Coso Energy Developers
   Unaudited condensed balance sheets at September 30, 2003 and
     December 31, 2002                                                        13
   Unaudited condensed statements of operations for the three-months ended September 30, 2003, the three-months ended September 30,
     2002, the nine-months ended September 30, 2003, and the nine-
     months ended September 30, 2002                                          14
   Unaudited condensed statements of cash flows for the nine-months ended September 30, 2003, and the nine-months ended
     September 30, 2002                                                       15
   Notes to the unaudited condensed financial statements                      16

   Coso Power Developers
   Unaudited condensed balance sheets at September 30, 2003 and
     December 31, 2002                                                        18
   Unaudited condensed statements of operations for the three-months ended September 30, 2003, the three-months ended September 30,
     2002, the nine-months ended September 30, 2003, and the nine-
     months ended September 30, 2002                                          19
   Unaudited condensed statements of cash flows for the nine-months ended September 30, 2003, and the nine-months ended
     September 30, 2002                                                       20
   Notes to the unaudited condensed financial statements                      21

ITEM 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        22

ITEM 3.     Controls and Procedures                                           32

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                 32
ITEM 2.     Change in Securities and Use of Proceeds                          32
ITEM 3.     Defaults upon Senior Securities                                   32
ITEM 4.     Submission of Matters to a Vote of Security Holders               33
ITEM 5.     Other Information                                                 33
           Supplemental condensed combined financial information for the
             Coso Partnerships
           Unaudited condensed combined balance sheets at September 30,
             2003 and December 31, 2002                                       34
           Unaudited  condensed combined statements of operations for the three-months ended September 30, 2003, the three-months ended September 30, 2002, the nine-months ended September 30, 2003,
             and the nine-months ended September 30, 2002                     35
           Unaudited condensed combined statements of cash flows for the nine-months ended September 30, 2003, and the nine-months
             ended September 30, 2002                                         36
           Notes to the unaudited condensed combined financial statements     37

ITEM 6.     Exhibits and Reports on Form 8-K                                  39

                                CAITHNESS COSO FUNDING CORP.
                             UNAUDITED CONDENSED BALANCE SHEETS
                                   (Dollars in thousands)


                                                                 September 30,    December 31,
                                                                     2003            2002
                                                                                    (Note)
Assets:
  Accrued interest receivable.......................                $   7,165       $   1,130
  Project loan to Coso Finance Partners.............                  105,560         110,955
  Project loan to Coso Energy Developers............                   87,853          89,875
  Project loan to Coso Power Developers.............                   76,739          80,401
                                                                       ------          ------

                                                                    $ 277,317       $ 282,361
                                                                      =======         =======


Liabilities and Stockholders' Equity:
  Senior secured notes:
    Accrued interest payable.......................                 $   7,165       $   1,130
    9.05% notes due 2009...........................                   270,152         281,231
                                                                      -------         -------
                                                                      277,317         282,361
Stockholders' equity.................................                     ---             ---
                                                                      -------         -------

                                                                    $ 277,317       $ 282,361
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





     See accompanying notes to the unaudited condensed financial statements

                                                 CAITHNESS COSO FUNDING CORP.
                                         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                    (Dollars in thousands)


                                               Three-Months       Three-Months        Nine-Months        Nine-Months
                                                   Ended              Ended              Ended              Ended
                                               September 30,      September 30,      September 30,      September 30,
                                                   2003               2002               2003               2002
Interest income................                  $  6,144           $  6,659          $  18,761          $  20,369
Interest expense...............                    (6,144)            (6,659)           (18,761)           (20,369)
                                                   -------            -------           --------           --------

    Net income.................                  $    ---           $    ---          $     ---          $     ---
                                                   =======            =======           ========           ========





     See accompanying notes to the unaudited condensed financial statements

                                   CAITHNESS COSO FUNDING CORP.
                           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                      (Dollars in thousands)


                                                                        Nine-Months          Nine-Months
                                                                           Ended                Ended
                                                                       September 30,        September 30,
                                                                           2003                 2002
Net cash provided by (used in) investing activities.......               $  5,044             $  2,051
Net cash provided by (used in) financing activities.......                 (5,044)              (2,051)
                                                                            -----                -----
Net change in cash and cash equivalents...................               $    ---             $    ---
                                                                            =====                =====

Supplemental cash flow disclosure:
     Cash paid for interest...............................               $ 12,726             $ 13,710
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

                                             COSO FINANCE PARTNERS
                                      UNAUDITED CONDENSED BALANCE SHEETS
                                            (Dollars in thousands)


                                                                                  September 30,       December 31,
                                                                                      2003               2002
                                                                                                        (Note)
Assets:
   Cash and cash equivalents..................................................      $  11,786          $   4,215
   Restricted cash and investments............................................         27,094             28,692
   Accounts receivable, net...................................................         11,978              7,431
   Prepaid expenses & other assets............................................          1,276              1,068
   Amounts due from related parties...........................................          1,169              1,190
   Property, plant & equipment, net...........................................        137,237            136,313
   Power purchase agreement, net..............................................          9,084              9,945
   Advances to New CLPSI Company, LLC.........................................          4,099              4,010
   Deferred financing costs, net..............................................          1,971              2,208
                                                                                        -----              -----

                                                                                    $ 205,694          $ 195,072
                                                                                      =======            =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...................................      $   4,294          $   5,764
   Amounts due to related parties.............................................          3,162                467
   Other liabilities..........................................................         15,274             12,478
   Project loans..............................................................        105,560            110,955
                                                                                      -------            -------
                                                                                      128,290            129,664
Partners' capital.............................................................         77,404             65,408
                                                                                      -------            -------

                                                                                    $ 205,694          $ 195,072
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





     See accompanying notes to the unaudited condensed financial statements

                                                    COSO FINANCE PARTNERS
                                        UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                   (Dollars in thousands)


                                                         Three-Months        Three-Months        Nine-Months        Nine-Months
                                                             Ended               Ended              Ended              Ended
                                                         September 30,       September 30,      September 30,      September 30,
                                                             2003                2002               2003               2002
Revenue:
   Energy revenues................................        $  11,643           $  11,571          $  34,698          $  64,683
   Capacity revenues..............................            8,190               8,190             13,011             14,904
                                                              -----               -----             ------             ------
          Total revenue...........................           19,833              19,761             47,709             79,587

Operating expenses:
   Plant operating expenses.......................            2,291               2,811              6,875              7,379
   Royalty expense................................            4,982               5,762             11,603             11,393
   Depreciation and amortization..................            2,720               3,049              7,997              8,126
                                                              -----               -----              -----              -----
          Total operating expenses................            9,993              11,622             26,475             26,898

          Operating income........................            9,840               8,139             21,234             52,689

Other (income)/expenses:
   Interest and other income......................              (41)               (136)              (155)            (1,655)
   Interest expense...............................            2,402               2,668              7,376              8,216
   Amortization of deferred financing costs.......               79                  79                237                237
                                                              -----               -----              -----              -----
          Total other expenses....................            2,440               2,611              7,458              6,798
                                                              -----               -----              -----              -----

 Income before cumulative effect of change
   in accounting principle........................            7,400               5,528             13,776             45,891

Cumulative effect of change in
   accounting principle...........................              ---                 ---              1,780                ---
                                                              -----               -----             ------             ------

          Net income..............................        $   7,400           $   5,528          $  11,996          $  45,891
                                                              =====               =====             ======             ======





     See accompanying notes to the unaudited condensed financial statements

                                       COSO FINANCE PARTNERS
                           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                      (Dollars in thousands)


                                                                     Nine-Months         Nine-Months
                                                                        Ended               Ended
                                                                    September 30,       September 30,
                                                                         2003                2002


Net cash provided by (used in) operating activities ..........       $  19,017           $  54,861
Net cash provided by (used in) investing activities ..........          (6,051)             (4,546)
Net cash provided by (used in) financing activities...........          (5,395)            (40,568)
                                                                         -----              ------
Net change in cash and cash equivalents ......................       $   7,571           $   9,747
                                                                         =====              ======
Supplemental cash flow disclosure:
       Cash paid for interest ................................       $   5,021           $   5,545
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

(3)      Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and CFP had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. On March 1, 2002, Edison reached certain financing milestones and paid CFP for revenue generated, but not recognized for the period November 1, 2000 through March 26, 2001. During the nine-months ended September 30, 2002, CFP recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $37.3 million.

(4)     Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(5)      New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. As a result of the adoption of SFAS No. 143, CFP was required to recognize a liability of $2,039, a net asset of $259 and a loss from the cumulative effect of a change in accounting principle of $1,780 as of January 1, 2003. Annual depreciation and accretion expense resulting from adoption of SFAS No. 143 is estimated to be $218.

In January 2003, the FASB issued Interpretation No. 46, (FIN 46) Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation was originally intended to be applied immediately to variable interests in variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. On September 17, 2003, the FASB instructed the FASB staff to prepare a FASB Staff Position to defer the effective date of Interpretation 46 until the end of the first interim or annual period ending after December 15, 2003, for certain interests held by a public entity in certain variable interest entities. At that FASB meeting, the FASB also decided to address proposed modifications to FIN 46 in an Interpretation of that document. Those modifications would alter how companies identify variable interest entities and modify the determination of which party should consolidate them (the primary beneficiary). The effect of the application of this Interpretation on CFP's financial statements is currently being evaluated and the expected impact has not yet been determined.

                                     COSO ENERGY DEVELOPERS
                               UNAUDITED CONDENSED BALANCE SHEETS
                                     (Dollars in thousands)


                                                                 September 30,       December 31,
                                                                     2003               2002
                                                                                       (Note)
Assets:
   Cash and cash equivalents ................................     $  15,651           $   1,423
   Restricted cash and investments ..........................         7,244               6,646
   Accounts receivable, net .................................        10,947               6,681
   Prepaid expenses and other assets ........................         1,613               1,370
   Amounts due from related parties .........................           437                 421
   Property, plant and equipment, net .......................       132,402             135,853
   Power purchase agreement, net ............................        16,561              17,365
   Investment in Coso Transmission Line Partners.............         2,584               2,653
   Advances to New CLPSI Company, LLC .......................           556                 674
   Deferred financing costs, net ............................         1,594               1,785
                                                                    -------             -------

                                                                  $ 189,589           $ 174,871
                                                                    =======             =======

Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities..................     $   2,037           $   1,644
   Amounts due to related parties............................        28,958              26,317
   Other liabilities.........................................         1,638                 432
   Project loans.............................................        87,853              89,875
                                                                    -------             -------
                                                                    120,486             118,268
Partners' capital............................................        69,103              56,603
                                                                     ------              ------

                                                                  $ 189,589           $ 174,871
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





     See accompanying notes to the unaudited condensed financial statements

                                                     COSO ENERGY DEVELOPERS
                                          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                     (Dollars in thousands)


                                                       Three-Months        Three-Months        Nine-Months        Nine-Months
                                                           Ended               Ended              Ended              Ended
                                                       September 30,       September 30,      September 30,      September 30,
                                                           2003                2002               2003               2002
Revenue:
   Energy revenues..................................     $   8,220           $   8,589           $ 24,453           $ 56,724
   Capacity revenues................................         8,002               8,002             12,713             14,537
                                                            ------              ------             ------             ------
          Total revenue.............................        16,222              16,591             37,166             71,261

Operating expenses:
   Plant operating expenses.........................         3,421               3,328              9,185              8,581
   Royalty expense..................................         1,339               1,482              2,028              2,157
   Depreciation and amortization....................         2,371               3,903              7,055             12,135
                                                             -----               -----             ------             ------
          Total operating expenses..................         7,131               8,713             18,268             22,873

          Operating income..........................         9,091               7,878             18,898             48,388

Other (income)/expenses:
   Interest and other income........................          (236)               (267)              (749)            (1,169)
   Interest expense.................................         1,998               2,120              6,032              6,477
   Amortization of deferred financing costs.........            64                  64                191                191
                                                             -----               -----              -----              -----
          Total other expenses......................         1,826               1,917              5,474              5,499
                                                             -----               -----              -----              -----

Income before cumulative effect of change
   in accounting principle..........................         7,265               5,961             13,424             42,889

Cumulative effect of change in
   accounting principle.............................           ---                 ---                924                ---
                                                             -----               -----             ------             ------

           Net income...............................     $   7,265           $   5,961           $ 12,500           $ 42,889
                                                             =====               =====             ======             ======







     See accompanying notes to the unaudited condensed financial statements

                                     COSO ENERGY DEVELOPERS
                          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)


                                                                  Nine-Months          Nine-Months
                                                                     Ended                Ended
                                                                 September 30,        September 30,
                                                                     2003                 2002

Net cash provided by (used in) operating activities.....          $  19,366            $  41,610
Net cash provided by (used in) investing activities.....             (3,116)              (1,674)
Net cash provided by (used in) financing activities.....             (2,022)             (29,520)
                                                                     ------               ------
Net change in cash and cash equivalents.................          $  14,228            $  10,416
                                                                     ======               ======
Supplemental cash flow disclosure:
     Cash paid for interest.............................          $   4,067            $   4,355
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

(3)      Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and CED had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. On March 1, 2002, Edison reached certain financing milestones and paid CED for revenue generated, but not recognized for the period November 1, 2000 through March 26, 2001. During the nine-months ended September 30, 2002, CED recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $37.1 million.

(4)     Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(5)      New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. As a result of the adoption of SFAS No. 143, CED was required to recognize a liability of $1,122, a net asset of $198 and a loss from the cumulative effect of a change in accounting principle of $924 as of January 1, 2003. Annual depreciation and accretion expense resulting from adoption of SFAS No. 143 is estimated to be $120.

In January 2003, the FASB issued Interpretation No. 46, (FIN 46) Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation was originally intended to be applied immediately to variable interests in variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. On September 17, 2003, the FASB instructed the FASB staff to prepare a FASB Staff Position to defer the effective date of Interpretation 46 until the end of the first interim or annual period ending after December 15, 2003, for certain interests held by a public entity in certain variable interest entities. At that FASB meeting, the FASB also decided to address proposed modifications to FIN 46 in an Interpretation of that document. Those modifications would alter how companies identify variable interest entities and modify the determination of which party should consolidate them (the primary beneficiary). The effect of the application of this Interpretation on CED's financial statements is currently being evaluated and the expected impact has not yet been determined.

                                             COSO POWER DEVELOPERS
                                      UNAUDITED CONDENSED BALANCE SHEETS
                                            (Dollars in thousands)


                                                                                September 30,       December 31,
                                                                                    2003               2002
                                                                                                      (Note)

Assets:
   Cash and cash equivalents................................................      $    9,537          $      824
   Restricted cash and investments..........................................           9,492              10,855
   Accounts receivable, net.................................................          12,177               7,234
   Prepaid expenses and other assets........................................           1,214               1,111
   Amounts due from related parties.........................................           6,251               5,902
   Property, plant and equipment, net.......................................         115,550             116,192
   Power purchase agreement, net............................................          17,930              20,026
   Investment in Coso Transmission Line Partners............................           3,177               3,260
   Advances to New CLPSI Company, LLC.......................................           1,870               1,911
   Deferred financing costs, net............................................           1,356               1,519
                                                                                     -------             -------

                                                                                  $  178,554          $  168,834
                                                                                     =======             =======


Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities.................................      $    3,158          $    1,948
   Amounts due to related parties...........................................           3,135                 758
   Other liabilities........................................................           2,291                 366
   Project loans............................................................          76,739              80,401
                                                                                      ------              ------
                                                                                      85,323              83,473
Partners' capital...........................................................          93,231              85,361
                                                                                      ------              ------

                                                                                  $  178,554          $  168,834
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





     See accompanying notes to the unaudited condensed financial statements

                                                        COSO POWER DEVELOPERS
                                            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                       (Dollars in thousands)


                                                         Three-Months        Three-Months        Nine-Months         Nine-Months
                                                             Ended               Ended              Ended               Ended
                                                         September 30,       September 30,      September 30,       September 30,
                                                             2003                2002               2003                2002
Revenue:
   Energy revenues..................................      $   8,466           $   7,791          $  23,064           $  55,428
   Capacity revenues................................          8,047               8,047             12,786              14,603
                                                             ------              ------             ------              ------
          Total revenue.............................         16,513              15,838             35,850              70,031

Operating expenses:
   Plant operating expenses.........................          2,401               2,918              7,249               7,408
   Royalty expense..................................          2,655               2,588              5,830               5,337
   Depreciation and amortization....................          2,527               1,848              7,787               9,507
                                                              -----               -----             ------              ------
          Total operating expenses..................          7,583               7,354             20,866              22,252

          Operating income..........................          8,930               8,484             14,984              47,779

Other (income)/expenses:
   Interest and other income........................            (44)               (237)              (177)               (888)
   Interest expense.................................          1,745               1,870              5,351               5,683
   Amortization of deferred financing costs.........             55                  55                163                 163
                                                              -----               -----              -----               -----
          Total other expenses......................          1,756               1,688              5,337               4,958
                                                              -----               -----              -----               -----
Income before cumulative effect of change
    in accounting principle.........................          7,174               6,796              9,647              42,821

Cumulative effect of change in
   accounting principle.............................            ---                 ---              1,777                 ---
                                                              -----               -----              -----              ------

          Net income................................      $   7,174           $   6,796          $   7,870           $  42,821
                                                              =====               =====              =====              ======








     See accompanying notes to the unaudited condensed financial statements

                                          COSO POWER DEVELOPERS
                              UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                         (Dollars in thousands)


                                                                          Nine-Months          Nine-Months
                                                                             Ended                Ended
                                                                         September 30,        September 30,
                                                                             2003                 2002

  Net cash provided by (used in) operating activities.............        $  15,547            $  26,138
  Net cash provided by (used in) investing activities.............           (3,172)              (1,337)
  Net cash provided by (used in) financing activities.............           (3,662)             (17,775)
                                                                              -----               ------
  Net change in cash and cash equivalents.........................        $   8,713            $   7,026
                                                                              =====               ======

  Supplemental cash flow disclosure:
         Cash paid for interest...................................        $   3,638            $   3,810
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

(3)      Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and CPD had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. On March 1, 2002, Edison reached certain financing milestones and paid CPD for revenue generated, but not recognized for the period November 1, 2000 through March 26, 2001. During the nine-months ended September 30, 2002, CPD recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $38.0 million.

(4)      Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(5)      New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. As a result of the adoption of SFAS No. 143, CPD was required to recognize a liability of $2,131, a net asset of $354 and a loss from the cumulative effect of a change in accounting principle of $1,777 as of January 1, 2003. Annual depreciation and accretion expense resulting from adoption of SFAS No. 143 is estimated to be $334.

In January 2003, the FASB issued Interpretation No. 46, (FIN 46) Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation was originally intended to be applied immediately to variable interests in variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. On September 17, 2003, the FASB instructed the FASB staff to prepare a FASB Staff Position (FSP) to defer the effective date of Interpretation 46 until the end of the first interim or annual period ending after December 15, 2003, for certain interests held by a public entity in certain variable interest entities. At that FASB meeting, the FASB also decided to address proposed modifications to FIN 46 in an Interpretation of that document. Those modifications would alter how companies identify variable interest entities and modify the determination of which party should consolidate them (the primary beneficiary). The effect of the application of this Interpretation on CPD's financial statements is currently being evaluated and the expected impact has not yet been determined.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. ("Funding Corp."), Coso Finance Partners ("the Navy I Partnership"), Coso Energy Developers ("the BLM Partnership"), and Coso Power Developers ("the Navy II Partnership"), collectively, (the "Coso Partnerships") and their respective management. Such statements may be identified by terms such as expected, anticipated, may, will, believe or other terms or variations of such words. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Southern California Edison, ("Edison"),
(iii) the information is of a preliminary nature and may be subject to further adjustment, (iv) risks related to the operation of power plants (v) the impact of avoided cost pricing along with other pricing variables, (vi) general operating risks, including resource availability and regulatory oversight, (vii) the dependence on third parties including public and private entities, (viii) changes in government regulation, (ix) the effects of competition, (x) the dependence on senior management, (xi) fluctuations in quarterly results due in part to seasonality, (xii) effects of September 11, 2001, including U.S. Navy activity and (xiii) the alleged manipulation of the California energy market.

General

     Each Coso Partnership owns an 80MW geothermal power plant, and its respective transmission lines, wells, gathering systems and other related facilities. The Coso Partnerships are located near one another at the United States Naval Air Weapons Center at China Lake, California. The Navy I Partnership owns Navy I and its related facilities. The BLM Partnership owns BLM and its related facilities. The Navy II Partnership owns Navy II and its related facilities. Affiliates of Caithness Corporation and CalEnergy Company, Inc. ("CalEnergy"), which is now known as MidAmerican Energy Holdings Company, formed the Coso Partnerships in the 1980s to develop, construct, own and operate the Coso Partnerships. On February 25, 1999, Caithness Acquisition Company, LLC,
(CAC) purchased all of CalEnergy's interests in the Coso Partnerships.

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

     The Coso Partnerships are required to make royalty payments to the U.S. Navy and the Bureau of Land Management. The Navy I Partnership pays a royalty for Unit I through reimbursement of electricity supplied to the U.S. Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the U.S. Navy Contract as amended. This formula is primarily based on the tariff rates charged by Edison, which were increased in 2001 by the California Public Utilities Commission
(CPUC), and is subject to future revision. On July 10, 2003, the CPUC adopted a settlement between Edison and other parties to lower retail electric rates effective as of August 1, 2003. These rates are in effect for one year, after which new rates will be established in accordance with CPUC guidelines. Indices utilized in the calculation of the royalties under the Navy I Partnership Unit 1 contract remained unchanged historically based on an agreement between the U.S. Navy and the Navy I Partnership. In November 2001 and October 2002, modifications to the calculation of the reimbursement pricing formula were made to the U.S. Navy Contract resulting in a reduction of accrued royalties of $6.5 million and $1.3 million for those periods, respectively, which was agreed to by the U.S. Navy. The parties have currently agreed to a replacement index and true-up calculation in favor of the Navy I Partnership. For Units 2 and 3, the Navy I Partnership's royalty expense paid to the U.S. Navy is a fixed percentage of electricity sales at 15% of revenue received by the Navy I Partnership through 2003 and will increase to 20% from 2004 through 2009. In addition, the Navy I Partnership is required to pay the U.S. Navy $25.0 million in December 2009, the date its contract expires. The payment is secured by funds placed on deposit monthly, which funds plus accrued interest are anticipated to aggregate $25.0 million by the expiration date of the contract. Currently, the monthly amount deposited is approximately $60,000. The BLM Partnership pays a 10% royalty to the Bureau of Land Management based on the net value of steam produced. The Navy II partnership pays a royalty to the U.S. Navy based on a fixed percentage of electricity sales to Edison. The royalty rate was 10% of electricity sales through 1999, and increased to 18% for 2000 through 2004 and will increase to 20% from 2005 through the end of the contract term. The Coso Partnerships also pay other royalties, at various rates which in the aggregate are not material.

     Funding Corp is a special purpose corporation and a wholly owned subsidiary of the Coso Partnerships. It was formed for the purpose of issuing the senior secured notes (Notes) on behalf of the Coso Partnerships who have jointly, severally, and unconditionally guaranteed repayment of the Notes.

     On May 28, 1999, Funding Corp. issued $110.0 million of 6.80% Notes that were due in 2001, and were paid off on December 15, 2001, and $303.0 million of 9.05% Notes due in 2009. The proceeds from the Notes were loaned to the Coso Partnerships and are payable to Funding Corp from payments of principal and interest on the Notes. Funding Corp. does not conduct any other operations apart from serving as the issuer of the Notes.

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

     On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from a district court's stipulated judgment, which affirmed the stipulated judgment in part and referred questions based on California state law to the California Supreme Court. The appeals court stated that if the Agreement violated California state law, then the appeals court would be required to void the stipulated judgment. The California Supreme Court has accepted the Ninth Circuit Court of Appeals request to address the issues referred to it in the September 23, 2002 ruling. The California Supreme Court found that the stipulated judgment did not violate state laws. Consequently, the Agreement remains in full force and effect and it is unknown if any additional appeals are planned.

     Edison filed a petition for a writ of review of a January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated the Public Utility Regulatory Policies Act of 1978 (PURPA). Subsequently, the California Court of Appeals issued a decision on August 20, 2002 in response to the writs affirming the January 2001 CPUC decision, except for the 0.95 "floor", which it rejected as an abuse of discretion by the CPUC. While this matter was appealed to the California Supreme Court, the petition for review was denied. The Coso Partnerships are currently evaluating potential actions to redress this issue. Their Agreements set the line loss factor at 1.0 for all energy sold between May 2002 through April 2007. After April 2007, the Coso Partnerships will have a line loss factor of less than 1.0, effectively decreasing revenues if Edison's challenge to the CPUC ruling stands.

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

     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso Partnership on a stand-alone basis:

                                                       Three-Months Ended                  Nine-Months Ended
                                                          September 30                       September 30

                                                      2003            2002               2003            2002
                                                      ----            ----               ----            ----
Navy I Partnership (stand alone)
  Operating capacity factor                          102.6%          104.8%             102.4%          104.6%
  Capacity (MW) (average)                             82.05           83.81              81.93           83.69
  kWh produced (000s)                                181,165         185,058            536,809         548,312

BLM Partnership (stand alone)
  Operating capacity factor                           88.2%           92.6%              88.5%           93.5%
  Capacity (MW) (average)                             70.59           74.09              70.76           74.83
  kWh produced (000s)                                155,865         163,586            463,627         490,280

Navy II Partnership (stand alone)
  Operating capacity factor                          106.9%           96.4%             100.6%           99.8%
  Capacity (MW) (average)                             85.53           77.13              80.47           79.86
  kWh produced (000s)                                188,849         170,295            527,250         523,261

     Total energy production for the Navy II Partnership for the three-months ended September 30, 2003, as compared to the same period in 2002, increased 10.9%. The increase was from an effort to increase production overall, in which the Coso Partnerships have implemented a capital program including well workovers on various wells to regain production limited by wellbore obstructions. These efforts, along with modifications to steam-field piping and gas removal systems, improved production at the Navy II Partnership during the second and third quarters of 2003.

     Total energy production for the BLM Partnership for the nine-months ended September 30, 2003, as compared to the same period in 2002, decreased 5.4%. The decrease was primarily due to a decline in steam, which management is attempting to remediate through well maintenance and capital improvements, including the addition of a new production well and additional steam-field piping modifications. The BLM Partnership along with the Navy I and Navy II Partnerships expect to further enhance the steam utilization and efficiency of the projects through a turbine enhancement program and additional steam-field piping modifications. With respect to the reservoir, an injection augmentation program, aimed at improving reservoir pressure and minimizing resource decline, is currently in the engineering design phase. The funds necessary to implement the capital improvement program is available from reserves established under the Notes and from excess cash flow generated after debt service during the nine-month period ending September 30, 2003.

Results of Operations for the three and nine-months ended September 30, 2003 and 2002

     The following discusses the results of operations of the Coso Partnerships for the three and nine-months ended September 30, 2003 and 2002 (dollar amounts in tables are in thousands, except per kWh data):

Revenue

                                   Three-Months              Three-Months               Nine-Months               Nine-Months
                                       Ended                     Ended                     Ended                     Ended
                                September 30, 2003        September 30, 2002        September 30, 2003        September 30, 2002
                                  $     Cents/kWh           $     Cents/kWh           $     Cents/kWh           $     Cents/kWh
                                  -     ---------           -     ---------           -     ---------           -     ---------
Total Operating Revenues
  Navy I Partnership            19,833     10.9           19,761     10.7           47,709      8.9           79,587     14.5
  BLM Partnership               16,222     10.4           16,591     10.1           37,166      8.0           71,261     14.5
  Navy II Partnership           16,513      8.7           15,838      9.3           35,850      6.8           70,031     13.4

Capacity & Capacity Bonus
Revenues
  Navy I Partnership             8,190      4.5            8,190      4.4           13,011      2.4           14,904      2.7
  BLM Partnership                8,002      5.1            8,002      4.9           12,713      2.7           14,537      3.0
  Navy II Partnership            8,047      4.3            8,047      4.7           12,786      2.4           14,603      2.8

Energy Revenues,
including steam transfers
  Navy I Partnership            11,643      6.4           11,571      6.3           34,698      6.5           64,683     11.8
  BLM Partnership                8,220      5.3            8,589      5.3           24,453      5.3           56,724     11.6
  Navy II Partnership            8,466      4.5            7,791      4.6           23,064      4.4           55,428     10.6

     Total energy revenues, including steam transfers for the Navy II Partnership for the three-months ended September 30, 2003, as compared to the same period in 2002, increased 9.0%. The increase was primarily due to the increase in energy production discussed above.

     Total operating revenues, including steam transfers, for the Navy I, BLM and Navy II Partnerships, which consist of capacity payments, capacity bonus payments and energy payments for the nine-months ended September 30, 2003, as compared to the same period in 2002, decreased 40.1%, 47.8% and 48.7%, respectively. Capacity and capacity bonus revenues for each of the Navy I, BLM and Navy II Partnerships for the nine-months ended September 30, 2003, as compared to for the same period in 2002, decreased 12.8%, 12.4% and 12.3%, respectively. Total energy revenues including steam transfers, for the Navy I, BLM and Navy II Partnerships for the nine-months ended September 30, 2003, as compared to the same period in 2002, decreased 46.4%, 56.8% and 58.3%, respectively. Each of the Coso Partnership's decreases were primarily due to the recognition of revenues generated but not recognized for the period from November 1, 2000 through March 26, 2001 discussed above. On March 1, 2002, the Navy I, BLM and Navy II Partnerships received payment and recognized revenue of $37.3 million, $37.1 million and $38.0 million, respectively. These decreases were partially offset by the increase in the fixed energy rate to 5.37 cents per kWh paid during the nine-months ended September 30, 2003, as compared to the average fixed energy rate of 4.43 cents per kWh for the same period in 2002.


Plant Operations

                              Three-Months               Three-Months                Nine-Months                Nine-Months
                                  Ended                      Ended                      Ended                      Ended
                           September 30, 2003         September 30, 2002         September 30, 2003         September 30, 2002
                             $     Cents/kWh            $     Cents/kWh            $     Cents/kWh            $     Cents/kWh
                             -     ---------            -     ---------            -     ---------            -     ---------
Navy I Partnership         2,291      1.3             2,811      1.5             6,875      1.3             7,379      1.3
BLM Partnership            3,421      2.2             3,328      2.0             9,185      2.0             8,581      1.8
Navy II Partnership        2,401      1.3             2,918      1.7             7,249      1.4             7,408      1.4

     The Navy I Partnership's operating expenses, including operating and general and administrative expenses for the three and nine-months ended September 30, 2003, as compared to the same periods in 2002, decreased 17.9% and 6.8%, respectively. The decrease was primarily due to decreased property taxes and well maintenance costs partially offset by increased plant maintenance costs.

     The BLM Partnership's operating expenses, including operating and general and administrative expenses for the nine-months ended September 30, 2003, as compared to the same period in 2002, increased 7.0%. The increase was primarily due to increased well workover and plant maintenance costs, partially offset by decreased property taxes.

     The Navy II Partnership's operating expenses, including operating and general and administrative expenses for the three-months ended September 30, 2003, as compared to the same period in 2002, decreased 17.2%. The decrease was due to decreased property taxes partially offset by increased well maintenance costs.


Royalty Expense

                              Three-Months               Three-Months                Nine-Months                Nine-Months
                                  Ended                      Ended                      Ended                      Ended
                           September 30, 2003         September 30, 2002         September 30, 2003         September 30, 2002
                             $     Cents/kWh            $     Cents/kWh            $     Cents/kWh            $     Cents/kWh
                             -     ---------            -     ---------            -     ---------            -     ---------
Navy I Partnership         4,982      2.7             5,762      3.1            11,603      2.2            11,393      2.1
BLM Partnership            1,339      0.9             1,482      0.9             2,028      0.4             2,157      0.4
Navy II Partnership        2,655      1.4             2,588      1.5             5,830      1.1             5,337      1.0

     The Navy I Partnership's royalty expenses for the three-months ended September 30, 2003, as compared to the same period in 2002, decreased 13.8%. The decrease was primarily due to decreased royalties paid for Unit I resulting from lower retail electric rates paid to Edison by the U.S. Navy discussed above.

     The BLM Partnership's royalty expenses for the three and nine-months ended September 30, 2003, as compared to the same periods in 2002, decreased 13.3% and 9.1%, respectively. The decreases were primarily due to decreased production partially offset by an increase in the fixed energy rate to 5.37 cents per kWh for the nine-months ended September 30, 2003 from 4.43 cents per kWh for the nine-months ended September 30, 2002.

     The Navy II Partnership's royalty expenses for the nine-months ended September 30, 2003 as compared to the same period in 2002, increased 9.4%. The increase was primarily due to increased production and the increase in the fixed energy rate to 5.37 cents per kWh for the nine-months ended September 30, 2003 from 4.43 cents per kWh for the nine-months ended September 30, 2002.


Depreciation and Amortization

                              Three-Months               Three-Months                Nine-Months                Nine-Months
                                  Ended                      Ended                      Ended                      Ended
                           September 30, 2003         September 30, 2002         September 30, 2003         September 30, 2002
                             $     Cents/kWh            $     Cents/kWh            $     Cents/kWh            $     Cents/kWh
                             -     ---------            -     ---------            -     ---------            -     ---------
Navy I Partnership         2,720      1.5             3,049      1.6             7,997      1.5             8,126      1.5
BLM Partnership            2,371      1.5             3,903      2.4             7,055      1.5            12,135      2.5
Navy II Partnership        2,527      1.3             1,848      1.1             7,787      1.5             9,507      1.8

                                       28

     The Navy I Partnership's depreciation and amortization expense for the three-months ended September 30, 2003, as compared to the same period in 2002, decreased 10.0%. The decrease was primarily due to plant overhauls costs being fully depreciated.

     The BLM Partnership's depreciation and amortization expense for the three and nine-months ended September 30, 2003, as compared to the same periods in 2002, decreased 38.5% and 41.3%, respectively. The decreases were primarily due to older well costs being fully depreciated during the second half of 2002.

     The Navy II Partnership's depreciation and amortization expenses for the three and nine-months ended September 30, 2003 as compared to the same periods in 2002, increased 38.9% and decreased 17.9%, respectively. The increase was primarily due to an increase in capitalized assets during that period. The decrease was due to older wells being fully depreciated during the second half of 2002, partially offset by the increase in capitalized assets.


Interest and Other Income

                              Three-Months               Three-Months                Nine-Months                Nine-Months
                                  Ended                      Ended                      Ended                      Ended
                           September 30, 2003         September 30, 2002         September 30, 2003         September 30, 2002
                             $     Cents/kWh            $     Cents/kWh            $     Cents/kWh            $     Cents/kWh
                             -     ---------            -     ---------            -     ---------            -     ---------
Navy I Partnership           41       0.0               136      0.1               155      0.0             1,655      0.3
BLM Partnership             236       0.2               267      0.2               749      0.2             1,169      0.2
Navy II Partnership          44       0.0               237      0.1               177      0.0               888      0.2

     The Navy I Partnership's interest and other income for the three and nine-months ended September 30, 2003, as compared to the same periods in 2002, decreased 60.0% and 88.2%, respectively. The BLM Partnership's interest and other income for the three and nine-months ended September 30, 2003, as compared to the same periods in 2002, decreased 33.3% and 41.7% respectively. The Navy II Partnership's interest and other income for the three and nine-months ended September 30, 2003, as compared to the same periods in 2002, decreased 80.0% and 77.8%, respectively. These decreases were primarily due to a decrease in the rate of return on investments due to lower market rates for fixed income investments during those periods in 2003 and decreased interest income on amounts in arrears, owed by Edison in 2001, that were settled and paid by Edison on March 1, 2002.


Interest Expense

                              Three-Months               Three-Months                Nine-Months                Nine-Months
                                  Ended                      Ended                      Ended                      Ended
                           September 30, 2003         September 30, 2002         September 30, 2003         September 30, 2002
                             $     Cents/kWh            $     Cents/kWh            $     Cents/kWh            $     Cents/kWh
                             -     ---------            -     ---------            -     ---------            -     ---------
Navy I Partnership         2,402      1.3             2,668      1.4             7,376      1.4             8,216      1.5
BLM Partnership            1,998      1.3             2,120      1.3             6,032      1.3             6,477      1.3
Navy II Partnership        1,745      0.9             1,870      1.1             5,351      1.0             5,683      1.1

     The Navy I Partnership's interest expense for the three and nine-months ended September 30, 2003, as compared to the same periods in 2002, decreased 11.1% and 9.8%, respectively. The BLM Partnership's interest expense for the three and nine-months ended September 30, 2003, as compared to the same periods in 2002, decreased 4.8% and 7.7%, respectively. The Navy II Partnership's interest expense for the three and nine-months ended September 30, 2003, as compared to the same periods in 2002, decreased 10.5% and 5.3%, respectively. These decreases were due to reductions in the principal amount outstanding of the project loan from Funding Corp.

                                       29

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

     The Coso Partnerships ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements and the Coso Partnership's ability to continue to generate electricity. Edison's shortfall in collections, coupled with its near term capital requirements, materially and adversely affected its liquidity during 2000 and 2001. In resolution of that issue, Edison settled with the CPUC on October 2, 2001, enabling it to recover in retail electric rates its historical shortfall in electric purchase costs. On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from the district court's stipulated judgment, which affirmed the stipulated judgment in part and referred questions based on California state law to the California Supreme Court. The appeals court stated that if the Agreement violated California state law then the appeals court would be required to void the stipulated judgment. The California Supreme Court has accepted the Ninth Circuit Court of Appeals request to address the issues referred to it in the September 23, 2002 ruling. The California Supreme Court found that the stipulated judgment did not violate state laws. Consequently, the Agreement remains in full force and effect and it is unknown if any additional appeals are planned.

     Immediately after the Edison-CPUC settlement, Edison and each of the Coso Partnerships entered into an amendment of their respective Agreement (referenced above) pertaining to partial payment and interest payments relating to Edison's past due obligations for the period from November 1, 2000 through March 26, 2001. The Agreement, as amended, was approved by the CPUC in January of 2002, and established the fixed energy rates discussed above and set payment terms for the past due amounts owed to the Coso Partnerships by Edison. Edison's failure to pay its future obligations may have a material adverse effect on the Coso Partnerships ability to make debt service payments to Funding Corp., as they come due under the Funding Corp. notes.

     On March 1, 2002, Edison reached certain financing milestones and paid the Coso Partnerships for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001. In the first quarter of 2002, the Navy I, BLM and Navy II Partnerships recognized revenue for energy delivered during that period of $37.3 million, $37.1 million and $38.0 million, respectively. Since, March 27, 2001 Edison has been current with payments for revenue generated.

     The following table sets forth a summary of each the Coso Partnership's cash flows for the nine-months ended September 30, 2003 and September 30, 2002.

                                       30

                                                                   Nine-Months             Nine-Months
                                                                      Ended                   Ended
                                                                  September 30,           September 30,
                                                                      2003                    2002
Navy I Partnership (stand alone)
  Net cash provided by (used in) operating activities               $  19,017               $  54,861
  Net cash provided by (used in) investing activities                  (6,051)                 (4,546)
  Net cash provided by (used in) financing activities                  (5,395)                (40,568)
                                                                        -----                  ------
      Net change in cash and cash equivalents                       $   7,571               $   9,747
                                                                        =====                  ======

BLM Partnership (stand alone)
  Net cash provided by (used in) operating activities               $  19,366               $  41,610
  Net cash provided by (used in) investing activities                  (3,116)                 (1,674)
  Net cash provided by (used in) financing activities                  (2,022)                (29,520)
                                                                        -----                  ------
      Net change in cash and cash equivalents                       $  14,228               $  10,416
                                                                       ======                  ======


Navy II Partnership (stand alone)
  Net cash provided by (used in) operating activities              $   15,547               $  26,138
  Net cash provided by (used in) investing activities                  (3,172)                 (1,337)
  Net cash provided by (used in) financing activities                  (3,662)                (17,725)
                                                                        -----                  ------
      Net change in cash and cash equivalents                      $    8,713               $   7,076
                                                                        =====                  ======

     The Navy I Partnership's cash flows from operating activities decreased by $35.8 million for the nine-months ended September 30, 2003, as compared to the same period in 2002, primarily due to the increase in net income in 2002 resulting from Edison's payment received on March 1, 2002 for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001 and a decrease in amounts due from related parties.

     Cash used in investing activities at the Navy I Partnership increased by $1.5 million for the nine-months ended September 30, 2003, as compared to the same period in 2002, primarily due to an increase in capital expenditures during that period in 2003, partially offset by a decrease in restricted cash requirements associated with the project loan from Funding Corp.

     The Navy I Partnership's cash used in financing activities decreased by $35.2 million for the nine-months ended September 30, 2003, as compared to the same period in 2002, due to decreased partner distributions paid during that period in 2003.

     The BLM Partnership's cash flows from operating activities decreased by $22.2 million for the nine-months ended September 30, 2003, as compared to the same period in 2002, primarily due to the increase in net income resulting from Edison's payment received on March 1, 2002 for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001.

     Cash used in investing activities at the BLM Partnership increased by $1.4 million for the nine-months ended September 30, 2003, as compared to the same period in 2002, primarily due to an increase in capital expenditures during that period in 2003 partially offset by a decrease in restricted cash requirements associated with the project loan from Funding Corp.

     The BLM Partnership's cash used in financing activities decreased by $27.5 million for the nine-months ended September 30, 2003, as compared to the same period in 2002, due to decreased partner distributions paid during that period in 2003.
                                       31

     The Navy II Partnership's cash flows from operating activities decreased by $10.6 million for the nine-months ended September 30, 2003, as compared to the same period in 2002, primarily due to the increase in net income resulting from Edison's payment received on March 1, 2002 for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001, partially offset by a decrease in trade payables.

     Cash used in investing activities at the Navy II Partnership increased by $1.8 million for the nine-months ended September 30, 2003, as compared to the same period in 2002, primarily due to an increase in capital expenditures partially offset by a decrease in restricted cash requirements associated with the project loan from Funding Corp.

     The Navy II Partnership's cash used in financing activities decreased by $14.1 million for the nine-months ended September 30, 2003, as compared to the same period in 2002, due to decreased partner distributions paid during that period in 2003.


Item 3.  Control and Procedures

     The Registrant's Chief Executive Officer and Chief Financial Officer (the Registrant's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2003, that the design and operation of the Registrant's "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by the Registrant under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Registrant's management, including the Registrant's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended September 30, 2003, there were no changes in the Registrant's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrant's internal controls over financial reporting.


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

                                                  COSO PARTNERSHIPS
                                      UNAUDITED CONDENSED COMBINED BALANCE SHEETS
                                                (Dollars in thousands)


                                                                                      September 30,        December 31,
                                                                                          2003                2002
Assets:
   Cash and cash equivalents....................................................      $   36,974           $    6,462
   Restricted cash and investments..............................................          43,830               46,193
   Accounts receivable, net.....................................................          35,102               21,346
   Prepaid expenses and other assets............................................           4,103                3,549
   Amounts due from related parties.............................................           6,308                6,516
   Property, plant and equipment, net...........................................         385,189              388,358
   Power purchase agreements, net...............................................          43,575               47,336
   Investments and advances.....................................................          12,286               12,508
   Deferred financing costs, net................................................           4,921                5,512
                                                                                         -------              -------

                                                                                      $  572,288           $  537,780
                                                                                         =======              =======


Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities.....................................      $    9,489           $   10,486
   Amounts due to related parties...............................................          33,706               25,415
   Other liabilities............................................................          19,203               13,276
   Project loans................................................................         270,152              281,231
                                                                                         -------              -------
                                                                                         332,550              330,408
Partners' capital...............................................................         239,738              207,372
                                                                                         -------              -------

                                                                                      $  572,288           $  537,780
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

                                                         COSO PARTNERSHIPS
                                       UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                                      (Dollars in thousands)


                                                           Three-Months       Three-Months       Nine-Months        Nine-Months
                                                               Ended              Ended             Ended              Ended
                                                           September 30,      September 30,      September 30,      September 30,
                                                               2003               2002               2003               2002

Revenue:
   Energy revenues....................................      $   28,329         $   27,951        $   82,215          $  176,835
   Capacity revenues..................................          24,239             24,239            38,510              44,044
                                                                ------             ------           -------             -------
          Total revenue...............................          52,568             52,190           120,725             220,879

Operating expenses:
   Plant operating expenses...........................           8,113              9,057            23,309              23,368
   Royalty expense....................................           8,976              9,832            19,461              18,887
   Depreciation and amortization......................           7,618              8,800            22,839              29,768
                                                                 -----             ------            ------              ------
          Total operating expenses....................          24,707             27,689            65,609              72,023

          Operating income............................          27,861             24,501            55,116             148,856

Other (income)/expenses:
   Interest and other income..........................            (321)              (640)           (1,081)             (3,712)
   Interest expense...................................           6,145              6,658            18,759              20,376
   Amortization of deferred financing costs...........             198                198               591                 591
                                                                 -----              -----            ------              ------
          Total other expenses........................           6,022              6,216            18,269              17,255
                                                                 -----              -----            ------              ------
Income before cumulative effect of change in
   accounting principle...............................          21,839             18,285            36,847             131,601

Cumulative effect of change in accounting
   principle..........................................             ---                ---             4,481                 ---
                                                                ------             ------            ------             -------

          Net income..................................      $   21,839         $   18,285        $   32,366          $  131,601
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


                                         COSO PARTNERSHIPS
                       UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                      (Dollars in thousands)


                                                                   Nine-Months           Nine-Months
                                                                      Ended                 Ended
                                                                  September 30,         September 30,
                                                                      2003                  2002


Net cash provided by (used in) operating activities....           $   53,930             $  122,607
Net cash provided by (used in) investing activities....              (12,339)                (7,557)
Net cash provided by (used in) financing activities....              (11,079)               (87,861)
                                                                      ------                 ------
Net change in cash and cash equivalents................           $   30,512             $   27,189
                                                                      ======                 ======

Supplemental cash flow disclosure:
     Cash paid for interest............................           $   12,726             $   13,710
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

(2)      Accounts Receivable and Revenue Recognition

Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Coso Partnerships had not recognized revenue from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. On March 1, 2002, Edison reached certain financing milestones and paid the Coso Partnerships for revenue generated, but not recognized for the period November 1, 2000 through March 26, 2001. For the nine-months ended September 30, 2002, the Coso Partnerships recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $112.4 million.

(3)     Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(4)      New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. As a result of the adoption of SFAS No. 143, the Coso Partnerships was required to recognize a liability of $5,292, a net asset of $811 and a loss from the cumulative effect of a change in accounting principle of $4,481 as of January 1, 2003. In 2003 additional depreciation and accretion expense resulting from adoption of SFAS No. 143 is estimated to be $675.

In January 2003, the FASB issued Interpretation No. 46, (FIN 46) Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation was originally intended to be applied immediately to variable interests in variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. On September 17, 2003, the FASB instructed the FASB staff to prepare a FASB Staff Position to defer the effective date of Interpretation 46 until the end of the first interim or annual period ending after December 15, 2003, for certain interests held by a public entity in certain variable interest entities.

At that FASB meeting, the FASB also decided to address proposed modifications to FIN 46 in an Interpretation of that document. Those modifications would alter how companies identify variable interest entities and modify the determination of which party should consolidate them (the primary beneficiary). The effect of the application of this Interpretation on Coso Partnership's financial statements is currently being evaluated and the expected impact has not yet been determined.

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
(example: SEP-30-1997)                      Dec - 31 - 2002      SEP - 30 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 9 MOS
                                                     ----                        -----
CASH                                                         0                           0
SECURITIES                                                   0                           0
RECEIVABLES                                            282,361                     277,317
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETDS                                          1,130                       7,165
PP&E                                                         0                           0
DEPRECIATION                                                 0                           0
TOTAL ASSETS                                           282,361                     277,317
CURRENT LIABILITIES                                      1,130                       7,165
BONDS                                                  281,231                     270,152
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             282,361                     277,317
SALES                                                        0                           0
TOTAL REVENUES                                          26,931                      18,761
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                               0                           0
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       26,931                      18,761
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                                   0                           0
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
(example: SEP-30-1997)                      Dec - 31 - 2002      SEP - 30 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE  9 MOS
                                                     ----                         -----
CASH                                                     4,215                      11,786
SECURITIES                                              28,692                      27,094
RECEIVABLES                                              8,621                      13,147
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          13,904                      26,209
PP&E                                                   234,442                     242,563
DEPRECIATION                                            98,129                     105,326
TOTAL ASSETS                                           195,072                     205,694
CURRENT LIABILITIES                                      6,231                       7,456
BONDS                                                  110,955                     105,560
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             195,072                     205,694
SALES                                                   92,065                      47,709
TOTAL REVENUES                                          93,639                      47,864
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          33,376                      26,475
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       11,151                       7,613
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                       1,780
NET INCOME                                              49,112                      11,996
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
(example: SEP-30-1997)                      Dec - 31 - 2002      SEP - 30 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 9 MOS
                                                     ----                        -----
CASH                                                     1,423                      15,651
SECURITIES                                               6,646                       7,244
RECEIVABLES                                              7,102                      11,384
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                           9,895                      28,648
PP&E                                                   247,912                     250,732
DEPRECIATION                                           112,059                     118,330
TOTAL ASSETS                                           174,871                     189,589
CURRENT LIABILITIES                                     27,961                      30,995
BONDS                                                   89,875                      87,853
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             174,871                     189,589
SALES                                                   81,252                      37,166
TOTAL REVENUES                                          82,707                      37,915
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          28,526                      18,268
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        8,822                       6,223
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                         924
NET INCOME                                              45,359                      12,500
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
(example: SEP-30-1997)                      Dec - 31 - 2002      SEP - 30 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 9 MOS
                                                     ----                        -----
CASH                                                       824                       9,537
SECURITIES                                              10,855                       9,492
RECEIVABLES                                             13,136                      18,428
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          15,071                      29,179
PP&E                                                   210,548                     215,706
DEPRECIATION                                            94,356                     100,156
TOTAL ASSETS                                           168,834                     178,554
CURRENT LIABILITIES                                      2,706                       6,293
BONDS                                                   80,401                      76,739
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             168,834                     178,554
SALES                                                   79,592                      35,850
TOTAL REVENUES                                          80,486                      36,027
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          29,428                      20,866
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        7,755                       5,514
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                       1,777
NET INCOME                                              43,303                       7,870
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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



Date:  November 13, 2003                Caithness Coso Funding Corp.
                                        a Delaware Corporation

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



Date:  November 13, 2003                Caithness Coso Funding Corp.
                                        a Delaware Corporation

                                         By: /S/CHRISTOPHER T. MCCALLION
                                             ---------------------------
                                                Christopher T. McCallion
                                                Executive Vice President
                                                & Chief Financial Officer
                                                Principal Financial &
                                                Accounting Officer

                                  Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, and Coso Power Developers (collectively, the "Registrant") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James D. Bishop, Sr., Chief Executive Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.



Date:  November 13, 2003                Caithness Coso Funding Corp.
                                        a Delaware Corporation

                                         By: /S/ JAMES D. BISHOP, SR.
                                             ------------------------
                                                 James D. Bishop, Sr.
                                                 Director, Chairman &
                                                 Chief Executive Officer

                                  Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, and Coso Power Developers (collectively, the "Registrant") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher T. McCallion, Chief Financial Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.



Date:  November 13, 2003                Caithness Coso Funding Corp.
                                        a Delaware Corporation

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


                                CAITHNESS COSO FUNDING CORP.,
                                a Delaware corporation

Date:  November 13, 2003         By: /S/ CHRISTOPHER T. MCCALLION
                                     ----------------------------
                                         Christopher T. McCallion
                                         Executive Vice President &
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)


                                COSO FINANCE PARTNERS
                                a California general Partnership

                                 By: New CLOC Company, LLC,
                                      its Managing General Partner

Date:  November 13, 2003         By: /S/ CHRISTOPHER T. MCCALLION
                                     ----------------------------
                                         Christopher T. McCallion
                                         Executive Vice President &
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)


                                COSO ENERGY DEVELOPERS
                                a California general Partnership

                                 By: New CHIP Company, LLC,
                                      its Managing General Partner

Date:  November 13, 2003         By: /S/ CHRISTOPHER T. MCCALLION
                                     ----------------------------
                                         Christopher T. McCallion
                                         Executive Vice President &
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)


                                COSO POWER DEVELOPERS
                                a California general Partnership

                                 By: New CTC Company, LLC,
                                      its Managing General Partner

Date:  November 13, 2003         By: /S/ CHRISTOPHER T. MCCALLION
                                     ----------------------------
                                         Christopher T. McCallion
                                         Executive Vice President &
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)