Form 10-K
period 2003-12-31
CAITHNESS COSO FUNDING CORP; COSO ENERGY DEVELOPERS; COSO FINANCE PARTNERS; COSO POWER DEVELOPERS
filed 2004-03-29
CIK 1088866, 1088869, 1088870, 1088873

FORM 10-K

(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2003.
                          -----------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant's Common Stock is not traded in a public market.

         Aggregate market value of the voting stock held by non-affiliates of the registrant:
                                 Not applicable

                       Documents Incorporated by Reference

                                 Not applicable

                          CAITHNESS COSO FUNDING CORP.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002

                                   Part I                                   Page
                                   ------                                   ----

Item 1.         Business                                                       1

Item 2.         Properties                                                     6

Item 3.         Legal Proceedings                                              7

Item 4.         Submission of Matters to a Vote of Security Holders            7


                                     Part II

Item 5.         Market for the Registrant's Common Equity and
                   Related Stockholder Matters (Not applicable)                7

Item 6.         Selected Financial Data                                        7

Item 7.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        11

Item 7A.        Quantitative and Qualitative Disclosures About
                   Market Risk                                                17

Item 8.         Financial Statements and Supplementary Data                   18

Item 9.         Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                        18


                                    Part III

Item 10.        Directors and Executive Officers of the Registrant            18

Item 11.        Executive Compensation                                        20

Item 12.        Security Ownership of Certain Beneficial Owners and
                   Management (Not applicable)                                20

Item 13.        Certain Relationships and Related Transactions                22


                                     Part IV

Item 14.        Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                                25

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

     o Capacity bonus payments if they are able to produce electricity above a specified, higher level. The maximum capacity bonus payment available is also fixed throughout the lives of the power purchase agreements; and

     o Energy payments based on the amount of electricity their respective plants actually produce.

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

     Edison entered into an agreement (the "Agreement") with the Coso partnerships on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date the Coso partnerships began receiving a fixed energy rate of 5.37 cents per kWh for five (5) years. Subsequent to the five year period, Edison will be required to make energy payments to the Coso partnerships based on its avoided cost of energy until each partnership's power purchase agreement expires.

Operating Strategy

     The Coso partnerships seek to maximize their cash flow at the Coso projects through active management of their cost structure and the geothermal resource. The Coso partnerships engage Coso Operating Company (COC), which is an affiliate of Caithness Acquisition Company, LLC (CAC), a wholly owned subsidiary of Caithness Energy, LLC (Caithness Energy) to maintain all three plants, the transmission lines and the geothermal resource, including well drilling. Payments of operator fees are subordinated to all payments made under the senior secured notes.

     The Coso projects qualify as Small Power Qualifying Facilities (QF) under the Public Utility Regulatory Policies Act (PURPA) and the rules and regulations promulgated under PURPA by the Federal Energy Regulatory Commission (FERC). PURPA exempts QFs, such as the Coso projects from certain federal and state regulations. The Coso projects must continue to satisfy certain ownership and fuel-use standards to maintain their QF status. Since their inception, the Coso projects have satisfied these standards and expect that they will continue to do so in the future.


The Sponsor

     Caithness Energy, through its controlled affiliates, is a developer and owner of independent power projects and is the sponsor of the Coso projects. Caithness Equities Corporation (formerly known as Caithness Corporation), the controlling member of Caithness Energy has been involved in the development of long-term investment opportunities involving natural resources for more than 23 years. Caithness Equities Corporation is one of the two original sponsors of the Coso projects and formed Caithness Energy in 1995 to consolidate its ownership of independent power projects.

     Caithness Energy believes that it is currently the second largest owner of geothermal power projects in the United States, based on the total electrical generating capacity of its power projects. Through its controlled affiliates, Caithness Energy owns interests in six geothermal plants, including the Coso projects, totaling 325 MW of generating capacity. Caithness Energy has interests in other operating power generating facilities, including solar, wind and natural gas, totaling an additional 806 MW of generating capacity.

     Caithness Energy is headquartered in New York City and has affiliate offices in California, Nevada, Colorado and Florida.


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


Steam Sharing Program

     In 1994, the Coso partnerships entered into a Geothermal Exchange Agreement which implemented a steam-sharing program among the Coso projects. The purpose of the steam-sharing program is to enhance the management and optimize the overall use of the Coso geothermal resource. Pursuant to the steam sharing program, the Coso partnerships constructed an inter-project steam supply and water injection system that links the three Coso projects and BLM North (see page 4, BLM North) together via metered transfer lines through which the Coso partnerships exchange steam and other geothermal resources with one another.

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

     In 2003, the Navy I partnership and the Navy II partnership incurred aggregate royalties to the U.S Navy of approximately $2.1 million for steam transferred by Navy I to Navy II and by Navy II to BLM under the steam sharing program from geothermal resources located on the property on which Navy I or Navy II, as the case may be, are situated. Of this amount, the Navy I and Navy II partnerships each incurred approximately $1.0 million. The BLM partnership reimbursed the Navy II partnership approximately $0.2 million of the royalties incurred by the Navy II partnership. The BLM partnership incurs a royalty to the U.S. Navy for electricity generated by BLM and sold to Edison for steam transferred from U.S. Navy property.


Royalty and Revenue-Sharing Arrangements

     The Coso partnerships are required to make royalty payments to, and are subject to other revenue-sharing arrangements with, the U.S. Navy, the Bureau of Land Management and certain other persons.


Navy I

     The Navy I partnership  pays a royalty for its first  generating unit (Unit
1) through reimbursement of electricity supplied to the U.S. Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the U.S. Navy Contract. This formula is primarily based on the tariff rates charged by Edison, as agreed to by the
California Public Utilities Commission (CPUC), and are subject to future revision. On July 10, 2003, the CPUC approved a settlement between Edison and other parties to lower retail electric rates effective as of August 1, 2003. These rates are in effect for one year, after which new rates will be established in accordance with CPUC guidelines. Indices utilized in the calculation of the royalties under the Navy I partnership Unit 1 contract remained unchanged historically based on an agreement between the U.S. Navy and the Navy I partnership. In November 2001 and October 2002, modifications to the calculation of the reimbursement pricing formula were made to the U.S. Navy Contract resulting in a reduction of accrued royalties of $6.5 million and $1.3 million for those periods, respectively, which was agreed to by the U.S. Navy. The parties have agreed to a replacement index and true-up calculation in favor of the Navy I partnership.
                                       3

     In addition, with respect to Unit 1 at Navy I, the Navy I partnership is obligated to pay the U.S. Navy the sum of $25.0 million on or before December 31, 2009, the expiration date of the term of the U.S. Navy Contract. Payment of this obligation will be made from an established sinking fund to which the Navy I partnership has been making payments since 1987.

     For the second and third generating units (Unit 2 and Unit 3), respectively, at Navy I, the Navy I partnership's royalty expense is a fixed percentage of its electricity sales to Edison. The royalty expense is 15% of revenues received by the Navy I partnership through 2003 and will increase to 20% of revenues received from 2004 through 2009, the expiration date of the U.S. Navy Contract.


BLM

     The BLM partnership pays royalties to the Bureau of Land Management under the BLM lease. The royalty rate is 10% of the net value of the steam produced by the BLM partnership. This royalty rate is fixed for the life of the BLM lease. In addition to this royalty, the BLM partnership is obligated, in connection with the assignment of the BLM lease to the BLM partnership, to pay to Coso Land Company (CLC), a general partnership of which CAC and another affiliate of Caithness Energy are the general partners, a royalty of 5% based on the value of the steam produced. The royalty is subordinated to the payment of all the BLM partnership's other royalties, all debt service and all operating costs of the BLM partnership. No portion of the royalty accrued to CLC has been paid to date.


BLM North

     In December 2000, the Bureau of Land Management allowed CLC to assign each of the Coso partnerships an undivided one-third interest in leases CLC had previously bought from the Los Angeles Department of Water and Power (LADWP). The assignment required each Coso partnership to pay $8.00 per acre in additional rent to the Bureau of Land Management. When the leased property commences to produce geothermal steam, the Coso partnerships will pay monthly royalties under the LADWP leases of 10% of the value of steam produced, 5% of the value of any by-products, and 5% of the value of commercially demineralized water. The Bureau of Land Management may establish minimum production levels and reduce the foregoing royalties if necessary to encourage greater recovery of leased resources.


Navy II

     The Navy II partnership pays royalties to the U.S Navy under the U.S Navy Contract. The Navy II partnership's royalty expense is a fixed percentage of its electricity sales to Edison. The royalty rate was 10.0% of electricity sales to Edison through 1999, increased to 18.0% for 2000 through 2004 and will increase to 20.0% from 2005 through the end of the Navy Contract.


Operations and Maintenance

     The operations and maintenance services for the Coso projects, including the Navy I, BLM, and Navy II transmission lines, wells, gathering system, and other related facilities, are performed by COC on behalf of the Coso partnerships pursuant to the Operation and Maintenance agreements. COC maintains a qualified technical staff covering a broad range of disciplines including geology, geophysics, geochemistry, drilling technology, reservoir engineering, plant engineering, construction management, maintenance services, production management, electric power operation and certain accounting services. As of December 31, 2003, COC employed 88 people to operate and maintain the Coso projects.

Insurance

     The Coso partnerships renew their insurance policy annually and currently have property, business interruption, catastrophe and general liability insurance. For the period February 25, 2003 to February 24, 2004 the plants were insured up to their replacement cost for general property damage and business interruption on an actual loss sustained basis with an indemnity period of 12 months, subject to a $250,000 deductible for property damage (and a $500,000 deductible for the turbine generator sets), with a 60-day deductible for business interruption (including machinery breakdown). Catastrophic insurance (including earthquake and flood) was capped at $150 million for property damage, subject to a minimum deductible of $2.5 million or 5.0% of the loss. The deductible for flood damage is $250,000 for any one loss. Liability insurance coverage was $51 million (occurrence based). Operators' extra expense (control of well) insurance is $10 million per occurrence with a $250,000 deductible.


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


Financial Information
   (in thousands)

                                                                Years Ended December 31,
                                                                ------------------------
Navy I Partnership                                     2003              2002              2001
                                                       ----              ----              ----

Total Operating Revenue(e)(f)                    $   59,792        $   92,065        $   53,400
Operating Income                                     26,117            58,689            24,218
Total Assets                                        184,800           195,072           193,114

                                                                Years Ended December 31,
                                                                ------------------------

BLM Partnership                                         2003             2002              2001
                                                        ----             ----              ----

Total Operating Revenue(e)(f)                     $   46,869       $   81,252        $   44,041
Operating Income                                      22,049           52,726            12,645
Total Assets                                         170,556          174,871           183,978


                                                                Years Ended December 31,
                                                                ------------------------

Navy II Partnership                                     2003             2002              2001
                                                        ----             ----              ----

Total Operating Revenue(e)(f)                     $   46,149       $   79,592        $   36,389
Operating Income                                      18,739           50,164             1,981
Total Assets                                         162,001          168,834           170,058


                     See Footnotes to Selected Financial and Operating Data


Item 2.  Properties


Plants

Navy I

     Navy I and its steam resource are located on the United States Naval Weapons Center at China Lake. In December 2000, Navy I acquired an undivided one-third interest in leases previously purchased from LADWP located on Bureau of Land Management property. It commenced operations in 1987. Geothermal steam for Navy I is produced using 45 production and injection wells located within a radius of approximately 3,000 feet of Navy I. Navy I consists of three separate turbine generators, known as Units 1, 2 and 3, each with approximately 30 MW of electrical generating capacity. Navy I's steam gathering and piping systems are cross-connected to Navy II via metered transfers to allow steam to be transferred from wells located on the real property covered by the LADWP leases to Navy I and between Navy I and Navy II, pursuant to the steam sharing program. Unit 1 commenced firm operation in 1987, and Units 2 and 3 commenced firm operation during 1988. Navy I has an aggregate gross electrical generating capacity of approximately 90 MW, and operated at an average operating capacity factor of 100.3% in 2003, 104.7% in 2002 and 108.3% in 2001, based on a stated
capacity of 80 MW.


BLM

     BLM and its steam resource are located on Bureau of Land Management property, within the boundaries of the United States Naval Weapons Center at China Lake. In December 2000, BLM acquired an undivided one-third interest in leases previously purchased from LADWP which are also located on Bureau of Land Management property. It commenced operations in 1989. BLM is comprised of turbine generators located at two different power blocks: the BLM East site and the BLM West site. The BLM East site is located approximately 1.3 miles east of the BLM West site. Geothermal steam for BLM is produced using 42 production and injection wells located within a radius of approximately 4,000 feet from either the BLM East or the BLM West site. BLM consists of three separate turbine generators, known as Units 7, 8 and 9. Units 7 and 8 are located at the BLM East site, each with a generating capacity of approximately 30 MW, while Unit 9 is located at the BLM West site, with a generating capacity of approximately 30 MW. All three units commenced firm operation during 1989. BLM's steam gathering and piping systems are cross connected to Navy II via metered transfers to allow steam to be transferred between Navy II and BLM pursuant to the steam sharing program. BLM has an aggregate gross electrical generating capacity of approximately 90 MW, and operated at an average operating capacity factor of 89.8% in 2003, 93.9% in 2002 and 102.8% in 2001, based on a stated capacity of 80 MW.
                                       6

Navy II

     Navy II and its steam resource are located on the United States Naval Weapons Center at China Lake. In December 2000, Navy II acquired an undivided one-third interest in leases previously purchased from LADWP which are located on Bureau of Land Management property. It commenced operations in 1989. Geothermal steam for Navy II is produced using 35 production and injection wells located within a radius of approximately 6,000 feet of Navy II. Navy II consists of three separate turbine generators, known as Units 4, 5 and 6, each with approximately 30 MW of electrical generating capacity. All three Navy II units commenced firm operation in 1990. Navy II's steam supply systems are cross-connected to Navy I and BLM steam supply systems via metered transfers to allow steam to be transferred between or among the plants pursuant to the steam sharing program. Navy II has an aggregate gross electrical capacity of approximately 90 MW, and operated at an average operating capacity factor of 103.4% in 2003, 100.4% in 2002 and 104.9% in 2001, based on a stated capacity of 80 MW.


Transmission Lines

     The electricity generated by Navy I is conveyed over an approximately 28.8-mile 115 kilovolt ("kV") transmission line on the U.S. Navy and Bureau of Land Management land that is connected to the Edison substation at Inyokern, California. The Navy I partnership owns and uses this transmission line and its related facilities. The electricity generated by BLM and Navy II is conveyed over an approximately 28.8-mile 230 kV transmission line on U.S. Navy and Bureau of Land Management land that is also connected to the Edison substation at Inyokern, California. Coso Transmission Line Partners, which is jointly owned by the BLM and Navy II partnerships, owns the BLM/Navy II transmission line and related facilities.


Item 3. Legal Proceedings.

     The Coso partnerships are currently parties to various items of litigation relating to day-to-day operations. Management does not believe the outcome of such proceedings will be material to the financial condition and results of operations of the Coso partnerships, either individually or taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders.

      None
                                     Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      Not applicable.


Item 6. Selected Financial Data.

     The selected fiscal year end financial data has been derived from the audited financial statements of the Coso partnerships. The information contained in the following tables should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this report.

                                                       Navy I Partnership
                                                        (Stand-alone)(a)
                                                (In thousands, except ratio data)


                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                     2003          2002          2001          2000          1999
                                                                     ----          ----          ----          ----          ----
Statement of Operations Data:
     Operating revenues(a)(e)(f)(g)........................       $  59,792     $  92,065     $  53,400     $  52,419     $  55,666
     Operating expenses....................................         (33,675)      (33,376)      (29,182)      (29,124)      (32,129)
                                                                    --------      --------      --------      --------      --------
     Operating income......................................          26,117        58,689        24,218        23,295        23,537

Non-Operating income (expense):
     Interest expense......................................          (9,738)      (10,836)      (11,732)      (12,493)      (11,573)
     Other expenses........................................          (2,299)         (315)         (705)         (520)       (4,377)
     Interest and other income, net........................           1,624         1,574         2,928         2,506         2,234
                                                                     -------      --------       -------       -------       -------

     Net income............................................       $  15,704     $  49,112     $  14,709     $  12,788      $  9,821
                                                                     =======       ======        ======        ======        =======

Operating Data:
     Operating capacity factor (b)(c)......................          100.3%        104.7%        108.3%        111.8%         95.4%
     kWh produced..........................................         702,850       733,877       758,890       785,624       668,388


                                      See Footnotes to Selected Financial and Operating Data




                                                         BLM Partnership
                                                          (Stand-alone)
                                                (In thousands, except ratio data)



                                                                                        Year Ended December 31,
                                                                                        -----------------------

                                                                     2003          2002          2001          2000          1999
                                                                     ----          ----          ----          ----          ----
Statement of Operations Data:
    Operating revenues (a)(e)(f)(g)........................       $  46,869     $  81,252     $  44,041     $  42,174     $  49,877
    Operating expenses.....................................         (24,820)      (28,526)      (31,396)      (31,414)      (38,534)
                                                                    --------      --------      --------      --------      --------
    Operating income.......................................          22,049        52,726        12,645        10,760        11,343

Non-Operating income (expense):
       Interest expense ...................................          (8,018)       (8,567)       (8,958)       (9,174)       (8,725)
       Other expenses......................................          (1,291)         (255)         (440)         (318)       (3,332)
       Interest and other income, net......................           1,141         1,455         3,766         8,125         1,066
                                                                     -------       -------       -------       -------       -------
       Net income..........................................       $  13,881     $  45,359      $  7,013      $  9,393     $     352
                                                                     =======       =======       =======       =======       =======

Operating Data:
    Operating capacity factor (b)(c).......................           89.8%         93.9%        102.8%        109.4%        105.0%
    kWh produced...........................................         629,470       657,813       720,130       769,098       735,840



                                      See Footnotes to Selected Financial and Operating Data

                                                      Navy II Partnership
                                                         (Stand-alone)
                                                (In thousands, except ratio data)


                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                     2003          2002          2001          2000          1999
                                                                     ----          ----          ----          ----          ----
Statement of Operations Data:
    Operating revenues (a) (e) (f) (g).....................       $  46,149     $  79,592     $  36,389     $  43,054     $ 113,746
    Operating expenses.....................................         (27,410)      (29,428)      (34,408)      (34,583)      (43,577)
                                                                    --------      --------      --------      --------      --------
    Operating income.......................................          18,739        50,164         1,981         8,471        70,169


Non-Operating income (expense):
       Interest expense....................................          (7,070)      (7,538)        (8,128)       (9,130)      (11,947)
       Other expenses......................................          (2,207)        (217)        (1,119)         (769)       (4,191)
       Interest and other income, net......................             426          894          2,883         2,868         2,174
                                                                     -------      -------        -------       -------      --------

       Net income (loss)...................................       $   9,888     $  43,303     $  (4,383)     $  1,440     $  56,205
                                                                     =======      =======        =======       =======      ========

Operating Data:
    Operating capacity factor (b)(c).......................          103.4%        100.4%        104.9%        111.1%        112.0%
    kWh produced...........................................         724,600       703,920       735,210       780,709       785,772


                                      See Footnotes to Selected Financial and Operating Data

                                                                                           As of December 31,
                                                                                           ------------------
                                                                      2003           2002         2001         2000           1999
                                                                      ----           ----         ----         ----           ----
Balance Sheet Data (in thousands):
----------------------------------

Navy I Partnership (stand-alone)
   Cash and cash equivalents..............................       $   1,429      $   4,215     $    264    $   3,506      $   7,821
   Restricted cash and advances...........................          24,657         28,692       21,325       22,996         25,001
   Property, plant and equipment, net.....................         134,778        136,313      140,437      149,076        153,879
   Power purchase contract, net...........................           8,798          9,945       11,093       12,240         13,388
   Total assets...........................................         184,800        195,072      193,114      198,409        218,192
   Project loan (d).......................................          97,547        110,955      122,550      134,984        151,550
   Partners' capital......................................          66,676         65,408       52,425       46,871         49,362

BLM Partnership (stand-alone)
   Cash and cash equivalents..............................       $    603       $   1,423     $     --    $   5,862      $   6,423
   Restricted cash, investments and advances..............         10,155           6,646        7,368       14,502          9,806
   Property, plant and equipment, net.....................        130,519         135,853      148,417      153,618        165,650
   Power purchase contract, net...........................         16,293          17,365       18,437       19,510         20,549
   Total assets...........................................        170,556         174,871      183,978      201,312        216,391
   Project loan (d).......................................         84,821          89,875       96,250      100,907        107,900
   Partners' capital......................................         54,817          56,603       52,762       69,245         79,350


Navy II Partnership (stand-alone)
   Cash and cash equivalents..............................       $     78        $     824    $     --    $   7,741      $   6,020
   Restricted cash, investments and advances..............          8,281           10,855       5,517       10,214         54,338
   Property, plant and equipment, net.....................        114,839          116,192     124,665      136,947        147,522
   Power purchase contract, net...........................         17,232           20,026      22,820       25,614         28,409
   Total assets...........................................        162,001          168,834     170,058      195,693        273,269
   Project loan (d).......................................         71,246           80,401      84,200       94,176        153,550
   Partners' capital......................................         85,084           85,361      62,220       87,423        104,331




                                       See Footnotes to Selected Financial and Operating Data

               Footnotes to Selected Financial and Operating Data

(a) The fixed energy price periods expired for the Navy I partnership in August 1997, for the BLM partnership in March 1999 and for the Navy II partnership in January 2000.

(b)  Based on a stated capacity of 80 MW.

(c) The variance in the operating capacity factors for the Navy I partnership, the BLM partnership, and the Navy II partnership are due to the transfer of steam from the Navy I partnership to the BLM and Navy II partnerships under the steam sharing program.

(d) Reflects indebtedness owed to Funding Corp., which loaned all the proceeds from the Notes to the Coso partnerships at interest rates and maturities identical to the interest rates and maturities of the senior secured notes.

(e) Reflects non-recognition of operating revenues for the period November 1, 2000 through March 26, 2001, based on non-collection of amounts due for power generated and sold to Edison.

(f) Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(g) Reflects recognition of operating revenue in 2003 resulting from collection of amounts due for power generated and sold to Edison for the period November 1, 2000 through March 26, 2001.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Except for financial information contained herein, the matters discussed in this annual report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. ("Funding Corp."), Coso Finance Partners ("the Navy I partnership"), Coso Energy Developers ("the BLM partnership"), and Coso Power Developers ("the Navy II partnership"), collectively, (the "Coso partnerships") and their respective management. Such statements may be identified by terms such as expected, anticipated, may, will, believe or other terms or variations of such words. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause future operating results to differ materially from those anticipated include, but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Southern California Edison, ("Edison"), (iii) risks related to the operation of geothermal power plants (iv) the impact of avoided cost pricing along with other pricing variables, (v) general operating risks, including resource availability and regulatory oversight, (vi) changes in government regulation, (vii) the effects of competition and (viii) the alleged manipulation of the California energy market.


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

     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso partnership on a stand-alone basis:

                                                               Year Ended December 31,
                                                               -----------------------
                                                        2003            2002            2001
     Navy I Partnership (stand alone)                   ----            ----            ----
     Operating capacity factor                         100.3%          104.7%          108.3%
     Capacity (MW) (average)                            80.23           83.78           86.63
     kWh produced (000s)                              702,850         733,877         758,890

     BLM Partnership (stand alone)
     Operating capacity factor                          89.8%           93.9%          102.8%
     Capacity (MW) (average)                            71.86           75.09           82.21
     kWh produced (000s)                              629,470         657,813         720,130

     Navy II Partnership (stand alone)
     Operating capacity factor                         103.4%          100.4%          104.9%
     Capacity (MW) (average)                            82.72           80.36           83.93
     kWh produced (000s)                              724,600         703,920         735,210

     Total energy production for the Navy I and BLM partnerships, decreased in 2003 as compared to 2002, due to a decline in steam, which management is attempting to remediate through well maintenance and capital improvements, including the enhancement of existing production wells and additional steam-field piping modifications that were completed in 2003. The Coso partnerships expect to further enhance the steam utilization and efficiency of the projects through a turbine enhancement program and additional steam-field piping modifications. With respect to the reservoir, an injection augmentation program, aimed at improving reservoir pressure and minimizing resource decline, is currently in the engineering design phase. The funds necessary to implement the capital improvement program are available from reserves established under the Notes and from excess cash flow generated after debt service.

     Total energy production for the Navy II partnership, increased in 2003 as compared to 2002, due to the success of the effort to increase production overall, whereby the Coso partnerships have implemented the above mentioned projects.

     Total energy production for the Coso partnerships, decreased in 2002 as compared to 2001, due to the decline in steam which management is attempting to remediate through the well maintenance and capital improvements programs discussed above.


Results of Operations for the years ended December 31, 2003, 2002, and 2001.
----------------------------------------------------------------------------

     The following discusses the results of operations of the Coso partnerships for the years ended December 31, 2003, 2002 and 2001 (dollar amounts in tables are in thousands, except per kWh data):


Revenue

                                                2003                        2002                        2001
                                                ----                        ----                        ----
                                            $        cents/kWh          $        cents/kWh          $        cents/kWh
                                            -        ---------          -        ---------          -        ---------
Total Operating Revenues
including steam transfers
Navy I partnership                        59,792         8.5          92,065        12.5          53,400        7.0
BLM partnership                           46,869         7.4          81,252        12.4          44,041        6.1
Navy II partnership                       46,149         6.4          79,592        11.3          36,389        5.0

     The Coso partnerships sell all electricity generated to Edison under their respective power purchase agreement. Total operating revenues consist of capacity payments, capacity bonus payments, and energy payments, including steam transfers discussed above.

     Total operating revenues for the Coso partnerships decreased in 2003 as compared to 2002, due to the recognition of revenues generated but not recognized for the period from November 1, 2000 through March 26, 2001. On March 1, 2002, the Navy I, BLM and Navy II partnerships received payment and recognized revenue of $37.3 million, $37.1 million and $38.0 million, respectively, for energy generated in 2000 and 2001. The decreases in operating revenue at the Navy I and BLM partnerships were caused by their decline in steam discussed above. The decreases for each of the Coso partnerships were partially offset by the increase in the fixed energy rate to 5.37 cents per kWh paid during 2003, as compared to the average fixed energy rate of 4.66 cents per kWh paid in 2002.

     Total operating revenues for the Coso partnerships increased in 2002 as compared to 2001 due to the recognition of revenue generated but not recognized for the period November 1, 2000 through March 26, 2001, resulting from the Edison's liquidity crisis, partially offset by decreases in steam transfer revenues and the previously discussed decline in steam.


Plant Operating Expense

                                                2003                        2002                        2001
                                                ----                        ----                        ----
                                            $        cents/kWh          $        cents/kWh          $        cents/kWh
                                            -        ---------          -        ---------          -        ---------
Navy I partnership                         9,951        1.4            9,832        1.3            9,010        1.2
BLM partnership                           12,722        2.0           11,748        1.8           10,221        1.4
Navy II partnership                        9,777        1.3           10,304        1.5            9,679        1.3

     Plant operating expense consists of labor and related expenses, supplies and maintenance, property taxes, insurance, workovers and administrative expense. Plant operating expenses have been consistent from year to year with the following exceptions; insurance expense for each Coso partnerships increased by approximately $75,000 in 2003 as compared to 2002, while property taxes decreased for the Navy I, BLM, and Navy II partnerships by $670,000, $720,000 and $610,000, respectively, in 2003 as compared to 2002. The significant decrease in property taxes in 2002 resulted from a correction by Inyo county to the 2001 assessment received and paid in 2002.

     Plant operating expenses for the Navy I partnership increased in 2003 as compared to 2002, due to increased insurance costs, well workovers and an allowance for doubtful accounts of $216,000 established based on a dispute with Edison regarding the payment for capacity, offset by the reduction in property tax. Plant operating expenses for the BLM partnership increased in 2003 as compared to 2002, due to increased insurance costs, well workovers, partially offset by the reduction in property tax. Plant operating expenses for the Navy II partnership decreased in 2003 as compared to 2002, due to the reduction in property tax and lower well workovers partially offset by the increased insurance costs and an allowance for doubtful accounts established based on a dispute with Edison regarding payment for capacity of $82,000.

     Plant operating expenses for the Coso partnerships increased in 2002 as compared to 2001, due to increases in insurance costs, property taxes and repair and maintenance projects, partially offset by a reduction in legal costs associated with Edison's non-payment. The increase in property taxes resulted from the correction to the 2001 assessment received and paid in 2002 discussed above. The increase in repair and maintenance projects resulted from the deferral in 2001 due to Edison's non-payment.

Royalty Expenses

                                                2003                        2002                        2001
                                                ----                        ----                        ----
                                            $        cents/kWh          $        cents/kWh          $        cents/kWh
                                            -        ---------          -        ---------          -        ---------
Navy I partnership                       13,081         1.9           12,914        1.8            9,950        1.3
BLM partnership                           2,778         0.4            2,436        0.4            5,203        0.7
Navy II partnership                       7,520         1.0            6,961        1.0            9,377        1.3

     The royalty expenses for the Coso partnerships increased slightly in 2003 as compared to 2002 primarily due to the increase in the fixed energy rate to
5.37 cents per kWh from 4.66 cents per kWh in 2002.

     Royalty expenses for the Navy I partnership increased in 2002 as compared to 2001 primarily due to a $6.5 million royalty reimbursement in 2001 that resulted from the modification to the calculation of the Unit 1 royalty reimbursement pricing formula. The increase was partially offset by reduced royalties resulting from the decrease in the rate of energy from 7.5 cents per kWh in 2001 to 4.7 cents per kWh in 2002, and a $1.3 million royalty reimbursement in 2002 resulting from the final modification to the calculation of the Unit I royalty reimbursement pricing formula.

     Royalty expenses for the BLM partnership decreased in 2002 as compared to 2001 primarily due to the decrease in the rate of energy from 7.5 cents per kWh in 2001 to 4.7 cents per kWh in 2002 and a decrease in production in 2002 as compared to 2001.

     Royalty expenses for the Navy II partnership decreased in 2002 as compared to 2001 primarily due to the decrease in the rate of energy from 7.5 cents per kWh in 2001 to 4.7 cents per kWh in 2002.


Depreciation and Amortization

     Depreciation and amortization for the Coso partnerships decreased in 2003 as compared to 2002 due to older wells and plant overhauls being fully depreciated during 2003. The decrease for the Navy I partnership was offset by an increase in capitalized assets associated with the new well placed in service in 2002.

     Depreciation and amortization for the Coso partnerships decreased in 2002 as compared to 2001 due to older wells being fully depreciated during 2002. The decrease for the Navy I partnership was offset by the increase in capitalized assets associated with the new well placed in service in 2002.


Interest and Other Income

     Interest and other income for the Coso partnerships decreased in 2003 as compared to 2002 due to a decrease in the rate of return on investments due to lower market rates for fixed income investments during those periods in 2003 and decreased interest income on amounts in arrears, owed by Edison in 2001, that were settled and paid by Edison on March 1, 2002. The decrease for the Navy I partnership was partially offset by a one-time credit of $0.5 million from the California Department of Water Resources resulting from a refund related to the energy crisis of 2001.

     Interest and other income for the Coso partnerships decreased in 2002 as compared to 2001 due to interest on amounts in arrears, owed by Edison in 2001, that were settled and paid by Edison on March 1, 2002.

Interest Expense

     Interest expense for the Coso partnerships decreased in 2003 as compared to 2002 and 2002 as compared to 2001 due to the reduction in the principle amount of the project loan from Funding Corp.


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

     The Coso partnerships' cash flow obligations over the next several years consist of debt service payments to Funding Corp., as they come due under the Funding Corp. Senior Secured (Notes). The Coso partnerships expect to be able to meet these obligations from operating cash flow. Historically, any excess cash after debt service have either been reserved for capital improvements or distributed to the partners.

     The Coso partnerships' ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements and the Coso partnerships' ability to continue to generate electricity. Edison's shortfall in collections, coupled with its near term capital requirements, materially and adversely affected its liquidity during 2000 and 2001. In resolution of that issue, Edison settled with the CPUC on October 2, 2001, enabling it to recover in retail electric rates its historical shortfall in electric purchase costs. On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the Supreme Court of California. The appeals court stated that if the Agreement violated California state law then the appeals court would be required to void the stipulated judgment. California Supreme Court has accepted the Ninth Circuit Court of Appeals request to address the issues referred to it in the September 23, 2002 ruling. The California Supreme Court found that the stipulated judgment did not violate state laws. Consequently, the Agreement remains in full force and effect and it is unknown if any additional appeals are planned. Immediately after this settlement, Edison and each of the Coso partnerships entered into an amendment of their respective Agreement (referenced above) pertaining to partial payment and interest payments relating to Edison's past due obligations for the period from November 1, 2000 through March 26, 2001. The Agreement, as amended, was approved by CPUC in January of 2002, and established the fixed energy rates discussed above and set payment terms for the past due amounts owed to the Coso partnerships by Edison. Edison's failure to pay its future obligations may have a material adverse effect on the Coso partnerships ability to make debt service payments to Funding Corp.

     On March 1, 2002, Edison reached certain financing milestones and paid the Coso partnerships for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001. In the first quarter of 2002, the Navy I, BLM and Navy II partnerships recognized revenue for energy delivered during that period of $37.3 million, $37.1 million and $38.0 million, respectively. Since, March 27, 2001 Edison has been current with payments for the energy portion of the Coso partnerships' revenue.

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

     Net cash from operating activities for the Coso partnerships decreased in 2003 as compared to 2002 and increased in 2002 as compared to 2001 primarily due to Edison's payment received in 2002 for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001.

     Net cash from investing activities for the Coso partnerships decreased in 2003 as compared to 2002 due to the increase in restricted cash requirements associated with the notes. The decrease for the BLM partnership was offset by a decrease in capital expenditures for 2003. Net cash flow from investing activities for the Coso partnerships increased in 2002 as compared to 2001 due to the decrease in restricted cash requirements associated with the notes. The increase for the BLM partnership was offset by a decrease in capital expenditures for 2002.

     Net cash flow from financing activities for the Coso partnerships increased in 2003 as compared to 2002 primarily due to a decrease in partner distributions in 2003. Net cash flow from financing activities for the Navy I and BLM partnerships decreased in 2002 as compared to 2001 due to an increase in partner distributions in 2002. The Navy II partnerships cash flow from financing activities decreased in 2002 as compared to 2001 due to lower repayments of the notes.

     The following is a summary of the Coso partnerships' material contractual obligations (in millions):

                                                         Less than          2-3            4-5          More than
        Contractual Obligations             Total          1 Year          Years          Years          5 Years
        -----------------------             -----          ------          -----          -----          -------
Project Loans.....................        $ 253,614      $  31,332      $  73,766      $  47,419        $ 101,097
Other long-term obligations.......            9,324          1,332          2,664          2,664            2,664
                                            -------         ------         ------         ------          -------
                                          $ 262,938      $  32,664      $  76,430      $  50,083        $ 103,761

     The project loans were issued under an indenture dated as of May 28, 1999 between Funding Corp. and the trustee, U.S. Bank Trust NA. (see Item 8).

     Other long-term obligations relate to Unit 1 at Navy 1, whereby the Navy I partnership is obligated to pay the U.S. Navy the sum of $25.0 million on or before December 31, 2009, the expiration date of the term of the U.S. Navy contract. Payment of this obligation will be made from an established sinking fund which the Navy I partnership has been making payments to since 1987. The payment is secured by funds placed on deposit monthly, which funds plus accrued interest will aggregate $25.0 million. Currently, the monthly amount to be deposited is approximately $111,000 (see Item 8).


Critical Accounting Policies and Estimates

     Preparation of this Annual Report on Form 10-K requires the Coso partnerships to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Coso partnerships' financial statements, and the reported amounts of revenue and expenses during the reporting period. The Coso partnerships' critical accounting policies, including the assumptions and judgments underlying them, are disclosed under the caption "Summary of Significant Accounting Policies" under Item 8. These policies have been consistently applied and address such matters as revenue recognition, depreciation methods and asset impairment recognition. While policies associated with estimates and judgments may be affected by different assumption or condition, the Coso partnerships' believes its estimates and judgments associated with the reported amounts are appropriate. Actual results may differ from those estimates.

     The Company considers the policies discussed below as critical to an understanding of the Coso partnerships' financial statements as application of these policies places the most significant demands on management's judgment, with financial reporting results relying on the estimation of matters that are uncertain.

     Accounts Receivable and Revenue Recognition - Operating revenues are recognized as income during the period in which electricity is delivered to Edison. In the event that Edison is not able to make payment on amounts due, and collection is not reasonably assured, the Coso partnerships' will not recognize revenue for energy delivered, until payment is collected.

     Impairment of Long-Lived Assets - Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     Asset Retirement Obligations - The fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. This policy was applied to the financial statements for the Coso partnerships' for the fiscal year beginning January 1, 2003.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.


Risk Factors

     Operating the Coso projects involves, among other things, general economic, financial, competitive, legislative, legal, regulatory and other factors that are beyond management's control. Changes in these factors could make it more expensive to operate the Coso projects, or require additional capital expenditures, or reduce certain benefits currently available to the Coso partnerships. There are a variety of other risks that affect the Coso projects, some of which are beyond management's control, including:

     * One or more of the Coso projects could perform below expected levels of output or efficiency which would reduce revenue;

     * In light of the uncertainty of the Western energy markets, Edison's financial viability may be considered uncertain. If Edison were to enter into bankruptcy proceedings, the power purchase contracts could be amended and any accounts receivable from Edison could be reduced or eliminated;

     *    The Coso geothermal resource could be interrupted or unavailable;

     *    Operating and royalty costs could increase;

     *    Changes  in  the  regulatory   structure   which  govern  the  current
          operations of the Coso partnerships.

     * Future competition may lead to an accelerated depletion of the resource;

     *    Energy prices paid by Edison could decrease or terminate;

     *    Delivery of electrical energy to Edison could be disrupted;

     * Environmental problems or regulation changes could arise which could lead to fines or a shutdown of one or more plants;

     * Plant units and equipment have broken down or failed in the past and could break down or fail in the future;

     *    The operators of the Coso projects could suffer labor disputes;

     *    The   government   could  change  permit  or   governmental   approval
          requirements restricting operations;

     * Third parties could fail to perform their contractual obligations to the Coso partnerships; and

     * Catastrophic events, such as fires, earthquakes, explosions, floods, severe storms or other occurrences including terrorism or war, could affect one or more of the Coso projects, the Navy or Edison.

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


Item 8.  Financial Statements and Supplementary Data.


                        CAITHNESS COSO FUNDING CORP. AND
                          COSO OPERATING PARTNERSHIPS

                                           Index                           Page
                                           -----                           ----

Caithness Coso Funding Corp:
----------------------------
KPMG LLP Independent Auditors' Report                                      F-1
Balance Sheets as of December 31, 2003 and 2002                            F-2
Statement of Income for the years ended
   December 31, 2003, 2002 and 2001                                        F-3
Statement of Cash Flows for the years
   ended December 31, 2003, 2002 and 2001                                  F-4
Notes to Financial Statements                                              F-5

Coso Finance Partners:
----------------------
KPMG LLP Independent Auditors' Report                                      F-6
Balance Sheets as of December 31, 2003 and 2002                            F-7
Statement of Operations for the years ended
   December 31, 2003, 2002 and 2001                                        F-8
Statement of Partners' Capital for the years ended
   December 31, 2003, 2002 and 2001                                        F-9
Statement of Cash Flows for the years
   ended December 31, 2003, 2002 and 2001                                  F-10
Notes to Financial Statements                                              F-11

Coso Energy Developers:
-----------------------
KPMG LLP Independent Auditors' Report                                      F-12
Balance Sheets as of December 31, 2003 and 2002                            F-13
Statement of Operations for the years ended
   December 31, 2003, 2002 and 2001                                        F-14
Statement of Partners' Capital for the years ended
   December 31, 2003, 2002 and 2001                                        F-15
Statement of Cash Flows for the years
   ended December 31, 2003, 2002 and 2001                                  F-16
Notes to Financial Statements                                              F-17

Coso Power Developers:
----------------------
KPMG LLP Independent Auditors' Report                                      F-18
Balance Sheets as of December 31, 2003 and 2002                            F-19
Statement of Operations for the years ended
   December 31, 2003, 2002 and 2001                                        F-20
Statement of Partners' Capital for the years ended
   December 31, 2003, 2002 and 2001                                        F-21
Statement of Cash Flows for the years
   ended December 31, 2003, 2002 and 2001                                  F-22
Notes to Financial Statements                                              F-23

Supplemental Unaudited Condensed quarterly Financial
information for 2003, 2002 and 2001                                        F-24

Coso Partnerships:
------------------
Supplemental Condensed Combined Financial
   Information for the Coso Partnerships:
Unaudited Condensed Combined Balance Sheets as
   of December 31, 2003 and 2002                                           F-25
Unaudited Condensed Combined Statements of
   Operations for the years ended
   December 31, 2003, 2002 and 2001                                        F-26
Unaudited Condensed Combined Statements of
   Cash Flows for the years ended
   December 31, 2003, 2002 and 2001                                        F-27
Notes to the Unaudited Condensed Combined
   Financial Statements                                                    F-28

                          Independent Auditors' Report



Caithness Coso Funding Corp.:


We have audited the accompanying balance sheets of Caithness Coso Funding Corp. as of December 31, 2003 and 2002, and the related statements of income and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caithness Coso Funding Corp. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.






February 6, 2004
New York, New York

/s/ KPMG, LLP
-------------
    KPMG, LLP

                                                    CAITHNESS COSO FUNDING CORP.

                                                           Balance Sheets

                                                     December 31, 2003 and 2002

                                                       (Dollars in thousands)

                 Assets                                                     2003                  2002
                                                                        ------------          ------------
Accrued interest receivable                                         $       1,008                 1,130
Project loan to Coso Finance Partners                                      97,547               110,955
Project loan to Coso Energy Developers                                     84,821                89,875
Project loan to Coso Power Developers                                      71,246                80,401
                                                                        ------------          ------------

               Total assets                                         $     254,622               282,361
                                                                        ============          ============

                 Liabilities and Stockholders' Equity
Senior secured notes:
     Accrued interest payable                                       $       1,008                 1,130
     9.05% notes due December 15, 2009                                    253,614               281,231
                                                                        ------------          ------------

               Total liabilities                                          254,622               282,361

Stockholders' equity (note 5)                                                 --                    --
                                                                        ------------          ------------

               Total liabilities and stockholders' equity           $     254,622               282,361
                                                                        ============          ============

See accompanying notes to financial statements.

                                                CAITHNESS COSO FUNDING CORP.

                                                    Statements of Income

                                        Years ended December 31, 2003, 2002, and 2001

                                                   (Dollars in thousands)



                                                                     2003                  2002                  2001
                                                                --------------        --------------        --------------
Revenue:
     Interest income                                        $        24,828               26,931                28,820

Expense:
     Interest expense                                               (24,828)             (26,931)              (28,820)
                                                                 --------------       --------------        --------------

Net income                                                  $           --                   --                    --
                                                                 ==============       ==============        ==============

See accompanying notes to financial statements.

                                                  CAITHNESS COSO FUNDING CORP.

                                                    Statements of Cash Flows

                                          Years ended December 31, 2003, 2002, and 2001

                                                     (Dollars in thousands)



                                                                    2003                   2002                 2001
                                                               ---------------       ---------------       ---------------
Cash flows from investing activities - repayment
  of project loans                                        $        27,739                 21,864                27,128
                                                               ---------------       ---------------       ---------------

Cash flows from financing activities - repayment
  of 9.05% notes                                                  (27,739)               (21,864)              (27,128)
                                                               ---------------       ---------------       ---------------
             Net changes in cash                                      --                     --                    --

Cash at beginning of year                                             --                     --                    --
                                                               ---------------       ---------------       ---------------

Cash at end of year                                       $           --                     --                    --
                                                               ===============       ===============       ===============
Supplemental cash flow disclosures:
     Interest paid                                        $        24,950                 27,026                28,881


See accompanying notes to financial statements.

                          CAITHNESS COSO FUNDING CORP.

                          Notes to Financial Statements

                        December 31, 2003, 2002, and 2001

                             (Dollars in thousands)



(1)  Organization of the Corporation

     Caithness Coso Funding Corp. (Funding Corp.), which was incorporated on April 22, 1999, is a single purpose Delaware corporation formed to issue senior secured notes (Notes) for its own account and as an agent acting on behalf of Coso Finance Partners (CFP), Coso Energy Developers (CED), and Coso Power Developers (CPD), collectively, the "Partnerships." The Partnerships are California general partnerships.

     On May 28,  1999,  Funding  Corp.  sold  $413,000  of Notes  (see  note 4).
     Pursuant to separate credit agreements between Funding Corp. and each partnership (Credit Agreements), the net proceeds from the offering of the Notes were loaned to the Partnerships. Payment of the Notes is provided for by payments made by the Partnerships under their respective project loans (see note 3). Funding Corp. has no material assets, other than the project loans, and does not conduct any operations apart from having issued the Notes and making the project loans to the Partnerships.

(2)  Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders' equity, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     Based on quoted market rates of the Notes, the fair value of the project loans and underlying Notes as of December 31, 2003 and 2002 is $253,614 and $281,231, respectively.

     New Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued FAS Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This is an interpretation of FASB Statements No. 5, Accounting for Contingencies, No. 57, Related Party Disclosures, and No. 107, Disclosures about Fair Value of Financial Instruments and Rescission of FASB Interpretation No. 34, Disclosures of Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Statement is being applied prospectively, to guarantees issued or modified after December 31, 2003. FIN 45 has no impact on Funding Corp.'s financial statements.

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

(4)  Senior Secured Notes

     On May 28, 1999, Funding Corp. completed a $413,000 underwritten public debt offering consisting of $110,000 6.8% Notes due 2001 and $303,000 9.05% Notes due 2009. The Notes were issued under an indenture dated as of May 28, 1999 between Funding Corp. and the trustee, U.S. Bank Trust N.A. Payment of the Notes is provided for by payments to be made by the Partnerships on their respective project loans (see note 3). Interest is payable each June 15 and December 15.

     The annual maturity of the Notes for each year ending December 31 is as follows:

                                                  Amount
                                               ------------
                      2004                  $     31,332
                      2005                        35,480
                      2006                        38,286
                      2007                        47,419
                      2008                        49,261
                      Thereafter                  51,836
                                               ------------
                                            $    253,614
                                               ============

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

(6)  Risks and Uncertainties

     The Partnerships sell 100% of the electrical energy generated to Southern California Edison (Edison) under a long-term power purchase contracts, and are significantly impacted by risks beyond their control. Among the important factors that could cause actual results to differ materially from those anticipated include, but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Edison, (iii) risks related to the operation of power plants,
     (iv) the impact of avoided cost pricing along with other pricing variables,
     (v) general operating risks, including resource availability and regulatory oversight, (vi) changes in government regulations, (vii) the effects of competition, (viii) the alleged manipulation of the California energy market, and (ix) acts of terrorism directed at the project or other facilities affecting the normal course of business.

                          Independent Auditors' Report



The Partners and Management Committee
Coso Finance Partners:


We have audited the accompanying balance sheets of Coso Finance Partners as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coso Finance Partners as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the financial statements, effective January 1, 2003, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.






February 6, 2004
New York, New York

/s/ KPMG, LLP
-------------
    KPMG, LLP

                                                      COSO FINANCE PARTNERS

                                                         Balance Sheets

                                                   December 31, 2003 and 2002

                                                     (Dollars in thousands)

                  Assets                                                          2003                  2002
                                                                             ---------------       ---------------

Cash and cash equivalents                                                $         1,429                 4,215
Restricted cash and investments (note 2)                                          24,657                28,692
Accounts receivable, net (note 2)                                                  6,925                 7,431
Prepaid expenses and other assets                                                    872                 1,068
Amounts due from related parties (note 7)                                          1,286                 1,190
Property, plant, and equipment, net (note 4)                                     134,778               136,313
Advances to New CLPSI Company, LLC (note 3)                                        4,162                 4,010
Power purchase contract, net (note 2)                                              8,798                 9,945
Deferred financing costs, net (note 2)                                             1,893                 2,208
                                                                             ---------------       ---------------

              Total assets                                                $      184,800               195,072
                                                                             ===============       ===============

                  Liabilities and Partners' Capital

Accounts payable and accrued liabilities (notes 5)                        $        4,500                 5,764
Amounts due to related parties (note 7)                                              474                   467
Other liabilities (notes 2 and 5)                                                 15,603                12,478
Project loans (note 6)                                                            97,547               110,955
                                                                             ---------------       ---------------

              Total liabilities                                                  118,124               129,664

Commitments and contingencies (notes 5, 6, and 9)

Partners' capital                                                                 66,676                65,408
                                                                             ---------------       ---------------

              Total liabilities and partners' capital                     $      184,800               195,072
                                                                             ===============       ===============

See accompanying notes to financial statements.

                                                    COSO FINANCE PARTNERS

                                                  Statements of Operations

                                        Years ended December 31, 2003, 2002, and 2001

                                                   (Dollars in thousands)



                                                                 2003                  2002                  2001
                                                           ------------------    ------------------    ------------------
Revenue:
  Energy revenues (notes 2, 7, and 9)                     $      45,526                75,906                40,190
  Capacity and bonus payments                                    14,266                16,159                13,210

                                                           ------------------    ------------------    ------------------

              Total revenue                                      59,792                92,065                53,400
                                                           ------------------    ------------------    ------------------

Operating expenses:
  Plant operating expenses                                        9,951                 9,832                 9,010
  Royalty expense (note 5)                                       13,081                12,914                 9,950
  Depreciation and amortizatio                                   10,643                10,630                10,222
                                                           ------------------    ------------------    ------------------

              Total operating expenses                           33,675                33,376                29,182
                                                           ------------------    ------------------    ------------------

              Operating income                                   26,117                58,689                24,218
                                                           ------------------    ------------------    ------------------

Other (income) expenses:
  Interest and other income                                      (1,624)               (1,574)               (2,928)
  Interest expense on project loan                                9,738                10,836                11,732
  Noncash interest expense                                          519                   315                   705
                                                           ------------------    ------------------    ------------------

              Total other expenses                                8,633                 9,577                 9,509
                                                           ------------------    ------------------    ------------------

Income before cumulative effect of
  change in accounting principle                                 17,484                49,112                14,709

Cumulative effect of  cahnge in accounting
  principle (note 2)                                              1,780                    --                    --
                                                           ------------------    ------------------    ------------------


              Net income                                  $      15,704                49,112                14,709
                                                           ==================    ==================    ==================

See accompanying notes to financial statements.

                                                    COSO FINANCE PARTNERS

                                               Statements of Partner's Capital

                                        Years ended December 31, 2003, 2002, and 2001

                                                   (Dollars in thousands)



                                                                                   New CLOC
                                                                ESCA               Company,
                                                                 LLC                  LLC                 Total
                                                          ------------------   ------------------   -------------------
Balance at December 31, 2000                              $     26,607               20,264                46,871

Net income                                                       7,884                6,825                14,709

Distributions to partners                                       (4,907)              (4,248)               (9,155)
                                                          ------------------   ------------------   -------------------

Balance at December 31, 2001                                    29,584               22,841                52,425

Net income                                                      26,324               22,788                49,112

Distributions to partners                                      (19,365)             (16,764)              (36,129)
                                                          ------------------   ------------------   -------------------

Balance at December 31, 2002                                    36,543               28,865                65,408

Net income                                                       8,417                7,287                15,704

Distributions to partners                                       (7,738)              (6,698)              (14,436)
                                                          ------------------   ------------------   -------------------

Balance at December 31, 2003                              $     37,222               29,454                66,676
                                                          ==================   ==================   ===================

See accompanying notes to financial statements.

                                                     COSO FINANCE PARTNERS

                                                   Statements of Cash Flows

                                         Years ended December 31, 2003, 2002, and 2001

                                                    (Dollars in thousands)



                                                                     2003                 2002                 2001
                                                               ------------------   -----------------    -----------------
Cash flows from operating activities:
  Net income                                                   $     15,704              49,112               14,709
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                 10,643              10,630               10,222
       Noncash interest expense                                         519                 315                  705
       Provision for doubtful account                                   216                  --                   --
       Cumulative effect of change in
         accounting principle                                         1,780                  --                   --
       Changes in operating assets and liabilities:
         Accounts receivable, prepaid expenses,
           and other assets                                             486              (4,395)              (2,774)
         Advances to New CLPSI Company, LLC                            (152)                 (5)                  67
         Accounts payable and accrued liabilities                    (1,264)               (716)                 486
         Amounts due from related parties                               (96)              8,172               (7,402)
         Amounts due to related parties                                   7                 (94)                (136)
         Other                                                          883               1,380
                                                               ------------------   -----------------    -----------------
           Net cash provided by operating activities                 28,726              64,399               17,112
                                                               ------------------   -----------------    -----------------
Cash flows from investing activities:
  Capital expenditures                                               (7,703)             (5,357)                (436)
  Decrease (increase) in restricted cash                              4,035              (7,367)               1,671
                                                               ------------------   -----------------    -----------------
           Net cash (used in) provided by
             investing activities                                    (3,668)            (12,724)               1,235
                                                               ------------------   -----------------    -----------------
Cash flows from financing activities:
  Distributions to partners                                         (14,436)            (36,129)              (9,155)
  Repayment of project financing loans                              (13,408)            (11,595)             (12,434)
                                                               ------------------   -----------------    -----------------

           Net cash used in financing activities                    (27,844)            (47,724)             (21,589)
                                                               ------------------   -----------------    -----------------

           Net change in cash and cash equivalents                   (2,786)              3,951               (3,242)

Cash and cash equivalents at beginning of year                        4,215                 264                3,506
                                                               ------------------   -----------------    -----------------

Cash and cash equivalents at end of year                       $      1,429               4,215                  264
                                                               ==================   =================    =================

Supplemental cash flow disclosure:
  Cash paid for interest                                       $      9,798              10,880               11,763


See accompanying notes to financial statements.

                              COSO FINANCE PARTNERS

                          Notes to Financial Statements

                        December 31, 2003, 2002, and 2001

                             (Dollars in thousands)




(1)  Organization, Operation, and Business of the Partnership

     Coso Finance Partners (CFP or the Partnership) was formed on July 7, 1987 in connection with the refinancing of the construction of a geothermal power plant on land at the China Lake Naval Air Weapons Station, Coso Hot Springs, China Lake, California. CFP is a general partnership owned by ESCA LLC (ESCA) and New CLOC Company, LLC (New CLOC), both of which are affiliated Delaware limited liability companies.

     The power plant is located on land owned by the U.S. Navy (Navy). Under the terms of the contract, CFP develops geothermal energy and pays a royalty to the Navy (see note 5).

     The Partnership sells all electricity produced to Southern California Edison (Edison) under a 24-year power purchase contract (PPC) expiring in 2011. Under the terms of the PPC, Edison makes payments to CFP as follows:

     * Contractual payments for energy delivered escalated at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). After the scheduled energy price period, the energy payment adjusted to the actual avoided energy cost experienced by Edison. In August 1997, the Partnership completed the first ten-year period. At that time, Edison ceased paying the scheduled energy rates. Edison entered into an agreement (the Agreement) with the Partnership on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date from which the Partnership receives a fixed energy rate of 5.37 cents per kilowatt (kWh) for five
          (5) years. From January 1, 2002 through April 30, 2002, CFP elected to receive from Edison a fixed energy rate of 3.25 cents per kWh. The average rate of energy paid to the Partnership for the years ended December 31, 2003, 2002, and 2001 was 5.37, 4.66, and 7.46 cents per
          kWh, respectively. Starting May 1, 2002, CFP received 5.37 cents per kWh, pursuant to the Agreement discussed above. Subsequent to the five-year period, Edison will be required to make energy payments to the Partnership based on its avoided cost of energy until the PPC expires. Beyond the five-year period, the Partnership cannot predict the likely level of avoided cost of energy prices under the PPC and, accordingly, the revenues generated by the Partnership could fluctuate significantly;

     * Capacity payments which remain fixed over the life of the PPC to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the PPC; and

     * Bonus payments to the extent that actual energy delivered exceeds 85% of the plant capacity stated in the PPC. In 2003, 2002, and 2001, the bonus payments aggregated $2,176, $2,176, and $2,176, respectively.

     Coso Operating Company LLC (COC), an affiliated Delaware limited liability company, provides for the operation and maintenance of the geothermal power facilities and administrative services through December 31, 2009 pursuant to certain operation and maintenance agreements with New CLOC, the managing general partner.

     The partnership agreement provides for distributable cash flow to be allocated 53.6% and 46.4% to ESCA and New CLOC, respectively. For purposes of allocating net income to partners' capital accounts, profits and losses are allocated based on the aforementioned cash flow percentages. For income tax purposes, certain deductions and credits are subject to special allocations as defined in the partnership agreements.

(2)  Summary of Significant Accounting Policies

     Accounts Receivable and Revenue Recognition

     Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under the PPC. As of December 31, 2003, the Partnership established an allowance for doubtful accounts of $216, based on a dispute with Edison regarding a payment for capacity. In October and November, Edison limited generation to complete their transmission system maintenance resulting in lower capacity payments. CFP is disputing Edison's claim that the reduction in generation was the result of scheduled maintenance which would have been completed in a more expeditious fashion. In addition, the U.S. Navy (Navy) reimburses CFP for electricity paid on its behalf (see note 5). As of December 31, 2003 and 2002, the balance due from the Navy was $732 and $1,300, respectively and is included in accrued liabilities offsetting the royalty payable to the Navy (see note 5).

     Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Revenue was recognized based on the payment rates scheduled in CFP's PPC with Edison through August 1997. From August 1997 through December 31, 2001, and subsequent to the five-year period stated in the Agreement, except for the period January 1, 2002 through April 30, 2002, as discussed in note 1, revenue is recognized based on Edison's avoided energy cost until the Partnership's PPC expires.

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with its retail customers that were significantly below the wholesale prices it paid in California. That resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the
     Partnership, pending a permanent solution to its liquidity crisis. Subsequently, pursuant to a California Public Utilities Commission (CPUC) order, Edison resumed making payments to the Partnership beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001, and paid interest on the outstanding amount at 7% per annum. That payment was made pursuant to the Agreement between Edison and the Partnership described in note 1. The Agreement, as amended, which received CPUC approval in January 2002, established the fixed energy rates discussed above and set payment terms for past due amounts owed to the Partnership by Edison. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Partnership did not recognize revenue of $37,253 from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. On March 1, 2002, Edison reached certain financing milestones and paid the Partnership $37,253 for electricity generated during the period November 1, 2000 through March 26, 2001. The Partnership recognized revenue for such electricity deliveries in March 2002.

     Fixed Assets and Depreciation

     The costs of major additions and betterments are capitalized, while replacements, maintenance, and repairs which do not improve or extend the lives of the respective assets are expensed as incurred.

     Depreciation of the operating power plant and transmission line is computed on a straight-line basis over their estimated useful lives of 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Partnership adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Partnership's financial statements.

     Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Wells and Resource Development Costs

     Wells and resource development costs include costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs, the cost of drilling and equipping production wells, and administrative and interest costs directly attributable to the project, are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are 10 years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Deferred Plant Overhaul Costs and Well Rework Costs

     Plant overhaul costs are deferred and amortized over the estimated period between overhauls, as these costs extend the useful life of the respective assets. These deferred costs of $58 and $215 at December 31, 2003 and 2002, respectively, are included in property, plant, and equipment. Currently, plant overhauls are amortized over three to four years from the point of completion.

     Production and injection rework costs included in plant operating expenses are expensed as incurred. For the years ended December 31, 2003, 2002, and 2001, such costs were $577, $305, and $561, respectively.

     Reclassifications

     Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

     Deferred Financing Costs

     Deferred financing costs as of December 31, 2003 and 2002 consist of loan fees and other costs of financing that are amortized over the term of the related financing. Amortization expense for the years ended December 31, 2003, 2002, and 2001 included in noncash interest expense were $315, $315, and $705, respectively. Accumulated amortization at December 31, 2003 and 2002 was $2,228 and $1,913, respectively.

     Power Purchase Contract

     The PPC that is amortized on a straight-line basis over the remaining term of the PPC, which will expire in 2011. Annual amortization of the PPC is $1,147. The PPC consists of a gross carrying amount of $14,344, and accumulated amortization at December 31, 2003 and 2002 was $5,546 and $4,399, respectively.

     Income Taxes

     There is no provision for income taxes since such taxes are the responsibility of the partners. The net difference between the tax bases and the reported amounts of property, plant, and equipment, net at December 31, 2003 and 2002 was $133,507 and $133,736, respectively.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Partnership considers all money market instruments purchased with initial maturities of three months or less to be cash equivalents.

     Restricted Cash and Investments

     Restricted cash and investments include a capital expenditure reserve and a sinking fund related to a lump-sum royalty payment of $25,000 to be paid to the Navy in 2009 (see note 5) totaling $13,093 and $11,957 at December 31, 2003 and 2002, respectively. Currently, the monthly amount to be deposited into the sinking fund is approximately $111. At December 31, 2003 and 2002, sinking fund account includes $7,293 and $2,100 of various mortgage-backed securities with maturities in 2009 and 2007, respectively. These mortgage-backed securities are classified as held to maturity and reported at amortized cost, and mature as follows: $1,620 on October 24, 2007, $480 on November 5, 2007, and $5,193 on August 15, 2009. Restricted cash and investments also include a sinking fund for the project debt service required by the project loan (see note 6). The carrying amount of restricted cash and investments at December 31, 2003 and 2002 approximated fair value, which is based on quoted market prices as provided by the financial institution which holds the investments.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and partners' capital and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, expenses, and allocation of profits and losses during the period. Actual results could differ significantly from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties approximated fair value as of December 31, 2003 and 2002, because of the relatively short maturities of these instruments. The project loan as of December 31, 2003 and 2002 has an estimated fair value of $105,838 and $110,955, respectively, based on the quoted market price of the senior secured notes (see note 6).

     The advances to New CLPSI Company, LLC (see note 3) approximate the fair value.

     Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. On January 1, 2003, CFP adopted SFAS No. 143 and estimated the restoration costs CFP expects to incur when the land lease with the Navy expires will be approximately $9.1 million. Under the land lease, CFP is required to remove all property, plant, and equipment to restore the land to its original state. Adoption of SFAS No. 143 resulted in a loss from the cumulative effect of a change in accounting principle of $1,780, a net increase in property, plant, and equipment of $259, and an increase in other liabilities of $2,039. As of December 31, 2003, the accumulated liability associated with the restoration costs was $2,243 and is included in other liabilities. Accretion expense for the year ended December 31, 2003 included in other interest expense was $204. If CFP had adopted SFAS No. 143 retroactively to January 1, 2001, net income for the years ended December 31, 2002 and 2001 would have decreased by $199 and $182, respectively.

     New Accounting Pronouncements

     The FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This is an interpretation of FASB Statements No. 5, Accounting for Contingencies, No. 57, Related Party Disclosures, and No. 107, Disclosures about Fair Value of Financial Instruments, and rescission of FASB Interpretation No. 34, Disclosures of Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation is being applied prospectively to guarantees issued or modified after December 31, 2002. At December 31, 2003, the Partnership's only guarantees relate to the project loan (see note 6). This guarantee is not within the scope of the initial recognition and initial measurement provision of FIN 45.

     In December 2003, the FASB issued  Interpretation  No. 46 (Revised December
     2003), (FIN 46) Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation is to be applied in the first fiscal year or interim period beginning after December 15, 2003 to enterprises that hold a variable interest in all entities that are not special purpose entities. The effect of the application of this Interpretation on CFP's financial statements is currently being evaluated and the expected impact has not yet been determined.

(3)  Advances to New CLPSI Company, LLC

     New CLPSI Company, LLC (CLPSI) is a wholly owned subsidiary of Caithness Acquisition Company, LLC (CAC). CLPSI purchases, stores, and distributes spare parts to CFP, Coso Energy Developers (CED), and Coso Power Developers
     (CPD) (collectively known as the Coso Partnerships). Also, certain other maintenance facilities utilized by the Coso Partnerships are owned by CLPSI. CFP's advances to CLPSI fund the purchase of spare parts inventory and other assets. CLPSI bills the Coso Partnerships for spare parts as utilized and for use of other facilities at amounts sufficient for CLPSI to recover its operating costs.

(4)  Property, Plant, and Equipment

     Property, plant, and equipment at December 31, 2003 and 2002 consist of the following:

                                                         2003          2002
                                                         ----          ----
       Power plant and gathering system           $    156,608       155,714
       Transmission line                                 5,746         5,746
       Wells and resource development costs             80,262        72,982
                                                       -------       -------
                                                       242,616       234,442
       Less accumulated depreciation and
           amortization                               (107,838)      (98,129)
                                                       -------       -------
                                                  $    134,778       136,313
                                                       =======       =======

     The transmission line costs represent the Partnership's share of the costs of construction of transmission lines from Inyokern, California to the Edison substation at Kramer, California and from Kramer to the Edison substation at Victorville, California.

(5)  Royalty Expense

     Royalty expense for the years ended December 31, 2003, 2002, and 2001 is summarized as follows:

                               2003          2002          2001
                               ----          ----          ----
     Unit 1                $   6,047         6,281         4,889
     Others                    7,034         6,633         5,061
                              ------        ------         -----
     Total                 $  13,081        12,914         9,950
                              ======        ======         =====

     CFP pays a royalty for Unit 1 through reimbursement of electricity supplied to the Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the Navy contract. This formula is primarily based upon the tariff rates charged by Edison, which were increased in 2001 by the CPUC, and is subject to future revision. On July 10, 2003, the CPUC adopted a settlement between Edison and other parties to lower retail electric rates effective as of August 1, 2003. These rates are in effect for one year, after which new rates will be established in accordance with CPUC guidelines. Indices utilized in the calculation of the royalties under the CFP Unit 1 contract remained unchanged historically based on an agreement between the Navy and CFP. In October 2002 and November 2001, modifications to the calculation of the reimbursement pricing formula were made to the Navy contract resulting in a reduction of accrued royalties of $1.3 million and $6.5 million for those periods, respectively, which were agreed to by the Navy. The parties have currently agreed to a replacement index and true-up calculation in favor of CFP. For Units 2 and 3, CFP's royalty expense paid to the Navy is a fixed percentage of electricity sales at 15% of revenue received by the CFP through 2003, and will increase to 20% from 2004 through 2009.

     In addition, CFP is required to pay the Navy $25,000 in December 2009, the date the contract expires. The payment is secured by a sinking fund (see note 2). The balance included in other liabilities at December 31, 2003 and 2002 was approximately $13.1 million and $12.1 million, respectively.

(6)  Project Loan

     On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.), a wholly owned subsidiary of the Coso Partnerships, raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $151,550 to CFP from the $413,000 debt raised from the offering of senior secured notes on terms consistent with those of the senior secured notes. The loan consisted of one note of $29,000 at 6.80% which was paid off on December 15, 2001, and another of $122,550 at 9.05% which has payments due semiannually through December 15, 2009.

     The annual maturity of the project loan for each year ending December 31 is as follows:

                                                     Amount
                                                     ------
                  2004                           $   10,694
                  2005                               15,100
                  2006                               16,160
                  2007                               17,337
                  2008                               18,295
               Thereafter                            19,961
                                                     ------
                                                 $   97,547
                                                     ======


     The loan contains certain restrictive covenants that, among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve accounts, make distributions, create liens, and enter into any transaction of merger or consolidation.

     The Partnership, Funding Corp., CPD, and CED are jointly and severally liable for the repayment of the senior secured notes.

     The annual maturity of the senior secured notes for each year ending December 31 is as follows:

                                                     Amount
                                                     ------
                  2004                           $   31,332
                  2005                               35,480
                  2006                               38,286
                  2007                               47,419
                  2008                               49,261
               Thereafter                            51,836
                                                    -------
                                                 $  253,614
                                                    =======


(7)  Related Party Transactions

     The amounts due from and to related parties at December 31, 2003 and 2002 consist of the following:

                                                        2003           2002
                                                        ----           ----
     Amounts due from related parties:
       Coso Operating Company, LLC                  $    116            208
       Coso Power Developers                             838            563
       Coso Energy Developers                            332            419
                                                       -----          -----
                                                    $  1,286          1,190
                                                       =====          =====
     Amounts due to related parties:
       Caithness Coso Funding Corp.                 $    388            446
       Caithness Operating Company, LLC                   86             21
                                                       -----          -----
                                                    $    474            467
                                                       =====          =====

     COC is reimbursed monthly for non-third-party costs incurred on behalf of CFP. These costs comprise principally direct operating costs of the CFP geothermal facility, allocable general and administrative costs, and an operator fee. The amount due from COC relates to advances for payments of operating expenses. The amount due to COC relates to reimbursements for payment of operating expenses.

     CFP is charged a nonmanaging fee payable to the nonmanaging partner, ESCA, or its assignee. For the years ended December 31, 2003, 2002, and 2001, CFP paid $243, $241, and $237, respectively.

     The amount due to Funding Corp. is accrued interest for 15 days in December related to the project loan (see note 6).

     CFP is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The charges to CFP from CLPSI in 2003, 2002, and 2001, which are included in plant operating expenses, were approximately $264, $231, and $147, respectively.

     During 1994, the Coso Partnerships entered into steam sharing agreements under which the partnerships may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the partnerships. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CFP's steam sharing revenue, included in energy revenues, were $7,796, $5,801, and $7,938 for the years ended December 31, 2003, 2002, and 2001, respectively.

(8)  Settlement of Litigation

     In December 2003, CFP has settled an outstanding litigation relating to the failure and repair of its generator in 1999. The net proceeds were received in December 2003 and January 2004, which were approximately $900.

(9)  Commitments and Contingencies

     Settlement Agreement Between Edison and the California Public Utilities Commission

     On September 23, 2002, the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the California Supreme Court. The appeals court stated that if the Agreement violated California state law then the appeals court would be required to void the stipulated judgment. The California Supreme Court accepted the Ninth Circuit's request to address the issues referred to it in the September 23, 2002 ruling. On August 21, 2003 the California Supreme Court found that state laws were not violated as a result of the settlement agreements. On December 19, 2003, the Ninth Circuit fully affirmed the district court's stipulated judgment based on the reply from the California Supreme Court. It is unknown if any further appeals will be taken in this matter.

     Court of Appeals' Decision on Line Loss Factor

     Edison filed a petition for a writ of review of January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated the Public Utility Regulatory Policies Act of 1978. Subsequently, the California Court of Appeals issued a decision on August 20, 2002 in response to the writ affirming the January 2001 CPUC decision, except for the 0.95 "floor," which it rejected as an abuse of discretion by the CPUC. While this matter was appealed to the California Supreme Court, the petition for review was denied. The Coso Partnerships are currently evaluating potential actions to redress this issue. The Coso Partnerships' Agreements set the loss factor at 1.0 for energy sold between May 2002 through May 2007. After April 2007, the Coso Partnerships will have a line loss factor of less than 1.0, effectively decreasing revenues if Edison's challenge to the CPUC ruling stands.

(10) Risks and Uncertainties

     CFP sells 100% of the electrical energy generated to Edison under a long-term PPC, and is significantly impacted by risks beyond the Partnership's control. Among the important factors that could cause future operating results to differ materially from those anticipated include, but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Edison,
     (iii) risks related to the operation of power plants, (iv) the impact of avoided cost pricing along with other pricing variables, (v) general operating risks, including resource availability and regulatory oversight,
     (vi) changes in government  regulation,  (vii) the  effects of competition,
     (viii) the alleged manipulation of the California energy market, and (ix) acts of terrorism directed at the project or other facilities affecting the normal course of business.

                          Independent Auditors' Report



The Partners and Management Committee
Coso Energy Developers:


We have audited the accompanying balance sheets of Coso Energy Developers as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coso Energy Developers as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the financial statements, effective January 1, 2003, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.






February 6, 2004
New York, New York

/s/ KPMG, LLP
-------------
    KPMG, LLP

                                                       COSO ENERGY DEVELOPERS

                                                           Balance Sheets

                                                     December 31, 2003 and 2002

                                                       (Dollars in thousands)

                   Assets                                                           2003                   2002
                                                                              ---------------        ---------------
Cash and cash equivalents                                                 $           603                  1,423
Restricted cash and investments                                                    10,155                  6,646
Accounts receivable (note 2)                                                        6,830                  6,681
Prepaid expenses and other assets                                                   1,094                  1,370
Amounts due from related parties (note 7)                                             442                    421
Property, plant, and equipment (note 5)                                           130,519                135,853
Advances to New CLPSI Company, LLC (note 4)                                           548                    674
Investment in Coso Transmission Line Partners (note 3)                              2,542                  2,653
Power purchase contract, net (note 2)                                              16,293                 17,365
Deferred financing costs, net (note 2)                                              1,530                  1,785
                                                                              ---------------        --------------

              Total assets                                                $       170,556                174,871
                                                                              ===============        ==============

                   Liabilities and Partners' Capital

Accounts payable and accrued liabilities                                  $         2,114                  1,644
Amounts due to related parties (note 7)                                            27,282                 26,317
Other liabilities (note 2)                                                          1,522                    432
Project loan (note 6)                                                              84,821                 89,875
                                                                              ---------------        --------------

              Total liabilities                                                   115,739                118,268

Commitments and contingencies (notes 6 and 8)

Partners' capital                                                                  54,817                 56,603
                                                                              ---------------        --------------

              Total liabilities and partners' capital                     $       170,556                174,871
                                                                              ===============        ==============

See accompanying notes to financial statements.

                                                      COSO ENERGY DEVELOPERS

                                                    Statements of Operations

                                          Years ended December 31, 2003, 2002, and 2001

                                                     (Dollars in thousands)


                                                                2003               2002                2001
                                                             ----------         ----------          ----------
Revenues:
  Energy revenues (notes 2, 7, and 8)                     $    32,930             65,489              31,133
  Capacity and bonus payments                                  13,939             15,763              12,908
                                                             -----------        ----------          ----------

              Total revenues                                   46,869             81,252              44,041
                                                             -----------        ----------          ----------

Operating expenses:
  Plant operating expense                                      12,722             11,748              10,221
  Royalty expense                                               2,778              2,436               5,203
  Depreciation and amortization                                 9,320             14,342              15,972
                                                             -----------        ----------          ----------

              Total operating expenses                         24,820             28,526              31,396
                                                             -----------        ----------          ----------

              Operating income                                 22,049             52,726              12,645
                                                             -----------        ----------          ----------

Other (income)/expenses:
  Interest and other income                                    (1,141)            (1,455)             (3,766)
  Interest expense on project loan                              8,018              8,567               8,958
  Noncash interest expense                                        367                255                 440
                                                             -----------        ----------          ----------

              Total other expenses                              7,244              7,367               5,632
                                                             -----------        ----------          ----------

Income before cumulative effect
  of change in accounting principle                            14,805             45,359               7,013

Cumulative effect of change in accounting
  principle (note 2)                                              924                 --                  --
                                                             -----------        ----------          ----------



              Net income                                  $    13,881             45,359               7,013
                                                             ===========        ==========          ==========

See accompanying notes to financial statements.

                                                      COSO ENERGY DEVELOPERS

                                                  Statements of Partners' Capital

                                          Years ended December 31, 2003, 2002, and 2001

                                                     (Dollars in thousands)

                                                                   Caithness
                                                                     Coso                  New
                                                                   Holdings,               CHIP
                                                                      LLC              Company, LLC            Total
                                                                 ------------          ------------         ------------
Balance at December 31, 2000                                   $    42,978                26,267               69,245

Distributions to partners                                          (12,218)              (11,278)             (23,496)

Net income                                                           3,647                 3,366                7,013
                                                                 ------------          ------------         -------------

Balance at December 31, 2001                                        34,407                18,355               52,762

Distributions to partners                                          (21,589)              (19,929)             (41,518)

Net income                                                          23,587                21,772               45,359
                                                                 ------------          ------------         -------------

Balance at December 31, 2002                                        36,405                20,198               56,603

Distributions to partners                                           (8,147)               (7,520)             (15,667)

Net income                                                           7,218                 6,663               13,881
                                                                 ------------          ------------         -------------

Balance at December 31, 2003                                   $    35,476                19,341               54,817
                                                                 ============          ============         =============

See accompanying notes to financial statements.

                                                      COSO ENERGY DEVELOPERS

                                                     Statements of Cash Flows

                                           Years ended December 31, 2003, 2002, and 2001

                                                      (Dollars in thousands)


                                                                         2003              2002               2001
                                                                     -----------        -----------        -----------
Cash flows from operating activities:
  Net income                                                     $     13,881             45,359               7,013
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                                    9,320             14,342              15,972
       Non cash interest expense                                          367                255                 440
       Cumulative effect of change in accounting
         principle                                                        924                 --                  --
       Changes in operating assets and liabilities:
         Accounts receivable, prepaid expenses,
           and other assets                                               127             (4,263)             (2,735)
         Advances to New CLPSI Company, LLC                               126                115                 262
         Accounts payable and accrued liabilities                         470             (6,055)                860
         Amounts due from related parties                                 (21)               (20)                (36)
         Other                                                           (144)               432                  --
         Amounts due to related parties                                   965               (950)              2,946
                                                                     -----------        -----------        ------------
           Net cash provided by operating activities                   26,015             49,215              24,722
                                                                     -----------        -----------        ------------
Cash flows from investing activities:
  Capital expenditures                                                 (2,716)              (706)             (9,698)
  Investment in Coso Transmission Line Partners                           111                 85                 133
  (Increase) decrease in restricted cash                               (3,509)               722               7,134
                                                                     -----------        -----------        ------------
           Net cash (used in) provided by
             investing activities                                      (6,114)               101              (2,431)
                                                                     -----------        -----------        ------------
Cash flows from financing activities:
  Distributions to partners                                           (15,667)           (41,518)            (23,496)
  Repayment of project financing loans                                 (5,054)            (6,375)             (4,657)
                                                                     -----------        -----------        ------------

           Net cash used in financing activities                      (20,721)           (47,893)            (28,153)
                                                                     -----------        -----------        ------------

           Net change in cash and cash equivalents                       (820)             1,423              (5,862)

Cash and cash equivalents at beginning of year                          1,423                 --               5,862
                                                                     -----------        -----------        ------------

Cash and cash equivalents at end of year                         $        603              1,423                  --
                                                                     ===========        ===========        ============
Supplemental cash flow disclosure:,
  Cash paid for interest                                         $      8,042              8,595               8,964


See accompanying notes to financial statements.

                             COSO ENERGY DEVELOPERS

                          Notes to Financial Statements

                        December 31, 2003, 2002, and 2001

                             (Dollars in thousands)




(1)  Organization, Operation, and Business of the Partnership

     Coso Energy Developers (CED or the Partnership) was founded on March 31, 1988, in connection with financing the construction of a geothermal power plant on land leased from the U.S. Bureau of Land Management (BLM) at Coso Hot Springs, China Lake, California. CED is a general partnership owned by Caithness Coso Holdings, LLC (CCH), a California limited liability company, and New CHIP Company, LLC (New CHIP), a Delaware limited liability company, which are affiliates of CED.

     The CED power plants are located on land owned by the BLM. There are turbine generators located at both the East and West power locks. CED pays royalties to BLM of 10% of the net value of the steam produced.

     The primary BLM geothermal lease had an initial term of ten years ending in 1998 and thereafter is subject to automatic extension until October 31, 2035, so long as geothermal steam is commercially produced. In addition, the lease may be extended to 2075 at the option of the BLM. Coso Land Company (CLC), the original leaseholder, retained a 5% overriding royalty interest based on the value of the steam produced. CLC was a joint venture between Caithness Acquisition Company, LLC (CAC) and an affiliate to CCH.

     The Partnership sells all electricity produced to Southern California Edison (Edison) under a 30-year power purchase contract (the PPC) expiring in 2019. Under the terms of the PPC, Edison makes payments to CED as follows:

     * Contractual payments for energy delivered escalated at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). After the scheduled energy price period, the energy payment adjusted to the actual avoided energy cost experienced by Edison. In March 1999, the Partnership completed the ten-year fixed price payment period and Edison ceased paying the scheduled energy rates. Edison entered into an agreement (the Agreement) with the Partnership on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date when the Partnership will begin receiving a fixed energy rate of 5.37 cents per kilowatt (kWh) for five (5) years. From January 1, 2002 through April 30, 2002, CED elected to receive from Edison a fixed energy rate of 3.25 cents per kWh. The average rate of energy paid to the Partnership for the years ended December 31, 2003, 2002, and 2001 was 5.37, 4.66, and 7.46 cents per kWh, respectively. Starting May 1, 2002, CED received 5.37 cents per kWh, pursuant to the Agreement discussed above. Subsequent to the five-year period, Edison will be required to make energy payments to the Partnership based on its avoided cost of energy until the PPC expires. Beyond the five-year period, the Partnership cannot predict the likely level of avoided cost of energy prices under the PPC and, accordingly, the revenues generated by the Partnership could fluctuate significantly;

     * Capacity payments which remain fixed over the life of the PPC to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the PPC; and

     * Bonus payments to the extent that actual energy delivery exceeds 85% of the plant capacity stated in the PPC. In 2003, 2002, and 2001, the bonus payments aggregated $2,126, $2,126, and $2,126, respectively.

     Coso Operating Company LLC (COC), an affiliated Delaware limited liability company, provides for the operation and maintenance of the geothermal power facilities and administrative services through December 31, 2009 pursuant to certain operation and maintenance agreements with New CHIP, the managing general partner.

     The partnership agreement provides for distributable cash flow to be allocated 48% to New CHIP and 52% to CCH. For purposes of allocating net income to partners' capital accounts, profits and losses are allocated based on the aforementioned cash flow percentages. For income tax purposes, certain deductions and credits are subject to special allocations as defined in the partnership agreement.

(2)  Summary of Significant Accounting Policies

     Accounts Receivable and Revenue Recognition

     Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under the PPC. Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Revenue was recognized based on the payment rates scheduled in CED's PPC with Edison through March 1999. From March 1999 through December 31, 2001, and subsequent to the five-year period stated in the Agreement, except for the period January 1, 2002 through April 30, 2002, as discussed in note 1, revenue is recognized based on Edison's avoided energy cost, until the Partnership's PPC expires.

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with its retail customers that were significantly below the wholesale prices it paid in California. That resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the
     Partnership, pending a permanent solution to its liquidity crisis. Subsequently, pursuant to a California Public Utilities Commission (CPUC) order, Edison resumed making payments to the Partnership beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001 and paid interest on the outstanding amount at 7% per annum. That payment was made pursuant to the Agreement between Edison and the Partnership described in note 1. The Agreement, as amended, which received CPUC approval in January 2002, established the fixed energy rates discussed above and set payment terms for past due amounts owed to the Partnership by Edison. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Partnership did not recognize revenue of $37,068 from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. On March 1, 2002, Edison reached certain financing milestones and paid the Partnership $37,068 for electricity generated during the period November 1, 2000 through March 26, 2001. The Partnership recognized revenue for such electricity deliveries in March 2002.

     Fixed Assets and Depreciation

     The costs of major additions and betterments are capitalized, while replacements, maintenance, and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred.

     Depreciation of the power plant and transmission line is computed on a straight-line basis over their estimated useful lives of 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Partnership adopted SFAS No.144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Partnership's financial statements.

     Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows that is expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Wells and Resource Development Costs

     Wells and resource development costs include costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs, the cost of drilling and equipping production wells, and administrative and interest costs directly attributable to the project are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are 10 years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Deferred Plant Overhaul Costs and Well Rework Costs

     Plant overhaul costs are deferred and amortized over the estimated period between overhauls as these costs extend the life of the respective assets. These deferred costs of $420 and $641 at December 31, 2003 and 2002, respectively, are included in property, plant, and equipment. Currently, plant overhauls are amortized over three years from the point of completion.

     Production and injection rework costs included in plant operating expenses are expensed as incurred during the year. For the years ended December 31, 2003, 2002, and 2001, such costs were $1,493, $0, and $160, respectively.

     Reclassifications

     Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

     Deferred Financing Costs

     Deferred financing costs as of December 31, 2003 and 2002 consist of loan fees and other costs of financing that are amortized over the term of the related financing. Amortization expense for the years ended December 31, 2003, 2002, and 2001 included in non cash interest expense were $255, $255, and $440, respectively. Accumulated amortization at December 31, 2003 and 2002 was $1,502 and $1,247, respectively.

     Power Purchase Contract

     Intangible asset as of December 31, 2003 and 2002 consists of the PPC that is amortized on a straight-line basis over the remaining term of the PPC, which will expire in 2019. Annual amortization of the PPC is $1,072. The PPC consists of a gross carrying amount of $21,443, and accumulated amortization at December 31, 2003 and 2002 was $5,150 and $4,078, respectively.

     Income Taxes

     There is no provision for income taxes since such taxes are the responsibility of the partners. The net difference between the tax bases and the reported amounts of property, plant, and equipment, net at December 31, 2003 and 2002 was $123,010 and $129,298, respectively.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, CED considers all money market instruments purchased with an initial maturity of three months or less to be cash equivalents.

     Restricted Cash and Investments

     As of December 31, 2003 and 2002, all of the Partnership's investments were classified as held to maturity and reported at amortized cost. Included in restricted cash and investments are capital expenditure reserves and sinking fund requirements for the project debt service required by the project loan (see note 6). The carrying amount of restricted cash and investments at December 31, 2003 and 2002 approximated fair value, which is based on quoted market prices as provided by the financial institution which holds the investments.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and partners' capital and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and the allocation of profits and losses during the period. Actual results could differ significantly from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties approximated fair value as of December 31, 2003 and 2002, because of the relatively short maturity of these instruments. The project loan as of December 31, 2003 and 2002 has an estimated fair value of $92,031 and $89,875, respectively, based on the quoted market price of the senior secured notes (see note 6).

     The investment in Coso Transmission Line Partners (see note 3) and advances to New CLPSI Company, LLC (see note 4) approximate the fair value.

     Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. On January 1, 2003, CED adopted SFAS No. 143 and estimated the restoration costs CED expects to incur when the land lease with the Navy expires and will be approximately $8.9 million. Under the land lease, CED is required to remove all property, plant, and equipment to restore the land to its original state. Adoption of SFAS No. 143 resulted in a loss from the cumulative effect of a change in accounting principle of $924, a net increase in property, plant, and equipment of $198, and an increase in other liabilities of $1,122. As of December 31, 2003, the accumulated liability associated with the restoration costs was $1,234 and is included in other liabilities. Accretion expense for the year ended December 31, 2003 included in noncash interest expense was $112. If CED had adopted SFAS No. 143 retroactively to January 1, 2001, net income for the years ended December 31, 2002 and 2001 would have decreased by $110 and $100, respectively.

     New Accounting Pronouncements

     The FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This is an interpretation of FASB SFAS No. 5, Accounting for Contingencies, SFAS No. 57, Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and rescission of FASB Interpretation No. 34, Disclosures of Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation is being applied prospectively to guarantees issued or modified after December 31, 2002. At December 31, 2003, the Partnership's only guarantees relate to the project loan (see note 6). This guarantee is not within the scope of the initial recognition and initial measurement provision of FIN 45.

     In December 2003, the FASB issued  Interpretation  No. 46 (Revised December
     2003), (FIN 46) Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation is to be applied in the first fiscal year or interim period beginning after December 15, 2003 to enterprises that hold a variable interest in all entities that are not special purpose entities. The effect of the application of this Interpretation on CED's financial statements is currently being evaluated and the expected impact has not yet been determined.

(3)  Investment in Coso Transmission Line Partners

     Coso Transmission Line Partners (CTLP) is a partnership owned 46.67% by CED and 53.33% by Coso Power Developers (CPD) which owns the transmission line and facilities connecting the power plants owned by CED and CPD to the transmission line owned by Edison, at Inyokern, California, located 28 miles south of the plants. CTLP charges CED and CPD for the use of the transmission line at amounts sufficient for CTLP to recover its operating costs. These charges are recorded by CED as operating expenses and reflected as an increase in CED's payable to CTLP (see note 7).

(4)  Advances to New CLPSI Company, LLC

     New CLPSI Company, LLC (CLPSI) is a wholly owned subsidiary of CAC. CLPSI purchases, stores, and distributes spare parts to CED, CPD, and Coso Finance Partners (CFP) (collectively known as the Coso Partnerships). Also, certain other maintenance facilities utilized by the Coso Partnerships are owned by CLPSI. CED's advances to CLPSI fund the purchase of spare parts inventory and other assets. CLPSI bills the Coso Partnerships for spare parts as utilized and for use of the other facilities at amounts sufficient for CLPSI to recover its operating costs.

(5)  Property, Plant, and Equipment

     Property, plant, and equipment at December 31, 2003 and 2002 consist of the following:

                                                          2003          2002
                                                        --------      --------
     Power plant and gathering system                 $  148,198       147,896
     Transmission line                                     9,120         9,120
     Wells and resources development costs                93,612        90,896
                                                         -------       -------
                                                         250,930       247,912
     Less accumulated depreciation and amortization     (120,411)     (112,059)
                                                         -------       -------
                                                      $  130,519       135,853
                                                         =======       =======

     The transmission line costs represent the Partnership's share of the costs of construction of transmission lines from Inyokern, California to the Edison substation at Kramer, California and from Kramer to the Edison substation at Victorville, California.

(6)  Project Loan

     On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.), a wholly owned subsidiary of the Coso Partnerships raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $108,000 to CED from the $413,000 debt raised from the offering of senior secured notes on terms consistent with those of the senior secured notes. The loan consisted of one note of $11,650 at 6.80%, which was paid off on December 15, 2001 and another of $96,250 at 9.05%, which has payments due semi-annually through December 15, 2009.

     The annual maturity of the project loan for each year ending December 31 is as follows:

                                                      Amount
                                                      ------
                  2004                            $    9,920
                  2005                                 8,683
                  2006                                10,388
                  2007                                17,552
                  2008                                18,574
               Thereafter                             19,704
                                                      ------
                                                  $   84,821
                                                      ======

     The loan contains certain restrictive covenants that, among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve accounts, make distributions, create liens, and enter into any transaction of merger or consolidation.

     The Partnership, Funding Corp., CPD, and CFP are jointly and severally liable for the repayment of the senior secured notes.

     The annual maturity of the senior secured notes for each year ending December 31 is as follows:

                                                      Amount
                                                      ------
                  2004                            $   31,332
                  2005                                35,480
                  2006                                38,286
                  2007                                47,419
                  2008                                49,261
               Thereafter                             51,836
                                                     -------
                                                  $  253,614
                                                     =======


(7)  Related Party Transactions

     The amounts due from and to related parties at December 31, 2003 and 2002 consist of the following:

                                                      2003              2002
                                                      ----              ----
     Amounts due from related parties:
       Coso Land Company:
         Principal                                $    141               141
         Accrued interest                              301               280
                                                    ------            ------
                                                  $    442               421
                                                    ======            ======
     Amounts due to related parties:
       Coso Power Developers                      $    380                15
       Coso Finance Partners                           332               563
       Coso Land Company                            25,809            24,995
       Caithness Coso Funding Corp.                    337               361
       Coso Operating Company, LLC                     350               337
       Caithness Operating Company, Inc.                74                46
                                                    ------            ------
                                                  $ 27,282            26,317
                                                    ======            ======

     COC is reimbursed monthly for nonthird-party costs incurred on behalf of CED. These costs are comprised principally of direct operating costs of the CED geothermal facility, allocable general and administrative costs, and an operator fee. The amount due to COC relates to reimbursements for payments of operating expenses.

     CED is charged a nonmanaging fee payable to the nonmanaging partner, CCH, or its assignee. For the years ended December 31, 2003, 2002, and 2001, CED paid $243, $241, and $237, respectively.

     As indicated in note 1, CLC is entitled to a royalty of 5% of the value of steam used by CED to produce the electricity sold to Edison. The royalty due CLC for the years ended December 31, 2003, 2002, and 2001 was $814, $781, and $1,684, respectively. Payment of royalties due to CLC is subordinated to payment of the project loan (see note 6).

     CED is charged for its use of the transmission line owned by CTLP. The amount of such net charges, which are included in plant operating expenses, were $111, $113, and $114 for the years ended December 31, 2003, 2002, and 2001, respectively.

     CED is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The 2003, 2002, and 2001 costs charged to CED from CLPSI, which are included in plant operating expenses, were approximately $318, $350, and $324, respectively.

     The amount due to Funding Corp. represents accrued interest for 15 days in December related to the project loan (see note 6).

     On December 16, 1992, CED retired CLC's promissory note due to CalEnergy Company, Inc., resulting in the loan from CED to CLC of $141. Interest was accrued on this loan for the years ended December 31, 2003, 2002, and 2001 at 5%, 5%, and 10%, respectively. Interest on the note was $21, $20, and $36 in 2003, 2002, and 2001, respectively.

     During 1994, the Coso Partnerships entered into steam sharing agreements under which the partnerships may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the partnerships. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CED's steam sharing resulted in an expense, included in energy revenues, were $908, $546, and $1,085, for the years ended December 31, 2003, 2002, and 2001, respectively.

(8)  Commitments and Contingencies

     Settlement Agreement between Edison and the California Public Utilities Commission

     On September 23, 2002, the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the California Supreme Court. The Ninth Circuit stated that if the Settlement Agreement violated California state law then the appeals court would be required to void the stipulated judgment. The California Supreme Court accepted the Ninth Circuit's request to address the issues referred to it in the September 23, 2002 ruling. On August 21, 2003, the California Supreme Court found that state laws were not violated as a result of the settlement Agreements. On December 19, 2003, the Ninth Circuit fully affirmed the district court's stipulated judgment based on the reply from the California Supreme Court. It is unknown if any further appeals will be taken in this matter.

     Court of Appeals Decision on Line Loss Factor

     Edison filed a petition for a writ of review of a January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated the Public Utility Regulatory Policies Act of 1978. Subsequently, the California Court of Appeals issued a decision on August 20, 2002 in response to the writ affirming the January 2001 CPUC decision, except for the 0.95 "floor," which it rejected as an abuse of discretion by the CPUC. While this matter was appealed to the California Supreme Court, the petition for review was denied. The Coso Partnerships are currently evaluating potential actions to redress this issue. The Coso Partnerships' Agreements set the loss factor at 1.0 for energy sold between May 2002 through May 2007. After April 2007, the Coso Partnerships will have a line loss factor of less than 1.0, effectively decreasing revenues if Edison's challenge to the CPUC ruling stands. CED cannot predict whether any subsequent action regarding this matter will be successful.

(9)  Risks and Uncertainties

     CED sells 100% of the electrical energy generated to Edison under a long-term PPC, and is significantly impacted by risks beyond the Partnership's control. Among the important factors that could cause future operating results to differ materially from those anticipated include, but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Edison,
     (iii) risks related to the operation of power plants, (iv) the impact of avoided cost pricing along with other pricing variables, (v) general operating risks, including resource availability and regulatory oversight,
     (vi) changes in government  regulations,  (vii) the effects of competition,
     (viii) the alleged manipulation of the California energy market, and (ix) acts of terrorism directed at the project or other facilities affecting the normal course of business.

                          Independent Auditors' Report



The Partners and Management Committee
Coso Power Developers:


We have audited the accompanying balance sheets of Coso Power Developers as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coso Power Developers as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the financial statements, effective January 1, 2003, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.






February 6, 2004
New York, New York

/s/ KPMG, LLP
-------------
    KPMG, LLP

                                                      COSO POWER DEVELOPERS

                                                         Balance Sheets

                                                   December 31, 2003 and 2002

                                                     (Dollars in thousands)

                  Assets                                                                    2003                 2002
                                                                                       --------------       --------------
Cash and cash equivalents                                                          $           78                  824
Restricted cash and investments                                                             8,281               10,855
Accounts receivable, net (note 2)                                                           7,985                7,234
Prepaid expenses and other assets                                                             830                1,111
Amounts due from related parties (note 7)                                                   6,412                5,902
Property, plant, and equipment, net (note 5)                                              114,839              116,192
Advances to New CLPSI Company, LLC (note 4)                                                 1,914                1,911
Investment in Coso Transmission Line Partners (note 3)                                      3,128                3,260
Power purchase contract, net (note 2)                                                      17,232               20,026
Deferred financing costs, net (note 2)                                                      1,302                1,519
                                                                                       --------------       --------------

              Total assets                                                         $      162,001              168,834
                                                                                      ===============       ==============

                  Liabilities and Partners' Capital

Accounts payable and accrued liabilities                                           $        1,891                1,948
Amounts due to related parties (note 7)                                                     1,191                  758
Other liabilities (note 2)                                                                  2,589                  366
Project loans (note 6)                                                                     71,246               80,401
                                                                                      ---------------       --------------

              Total liabilities                                                            76,917               83,473

Commitments and contingencies (notes 6 and 8)

Partners' capital                                                                          85,084               85,361
                                                                                      ---------------       --------------

              Total liabilities and partners' capital                              $      162,001              168,834
                                                                                      ===============       ==============

See accompanying notes to financial statements.

                                                    COSO POWER DEVELOPERS

                                                  Statements of Operations

                                        Years ended December 31, 2003, 2002, and 2001

                                                    (Dollars in thousands)



                                                                     2003                  2002                  2001
                                                              ------------------    ------------------    ------------------
Revenues:
  Energy revenues (notes 2, 7, and 8)                         $      32,131                63,756                23,411
  Capacity and bonus payments                                        14,018                15,836                12,978
                                                              ------------------    ------------------    ------------------

              Total revenues                                         46,149                79,592                36,389
                                                              ------------------    ------------------    ------------------
Operating expenses:
  Plant operating expense                                             9,777                10,304                 9,679
  Royalty expense                                                     7,520                 6,961                 9,377
  Depreciation and amortization                                      10,113                12,163                15,352
                                                              ------------------    ------------------    ------------------

              Total operating expenses                               27,410                29,428                34,408
                                                              ------------------    ------------------    ------------------

              Operating income                                       18,739                50,164                 1,981
                                                              ------------------    ------------------    ------------------
Other (income)/expenses:
  Interest and other income                                            (426)                 (894)               (2,883)
  Interest expense on project loan                                    7,070                 7,538                 8,128
  Noncash interest expense                                              430                   217                 1,119
                                                              ------------------    ------------------    ------------------

              Total other expenses                                    7,074                 6,861                 6,364
                                                              ------------------    ------------------    ------------------

Income (loss) before cumulative effect
  of change in accounting principle                                  11,665                43,303                (4,383)

Cumulative effect of change in accounting
  principle (note 2)                                                  1,777                    --                    --
                                                              ------------------    ------------------    ------------------


              Net income (loss)                               $       9,888                43,303                (4,383)
                                                              ==================    ==================    ==================

See accompanying notes to financial statements.


                                                    COSO POWER DEVELOPERS

                                               Statements of Partners' Capital

                                         Years ended December 31, 2003, 2002, and 2001

                                                   (Dollars in thousands)


                                                             Caithness
                                                              Navy II                    New
                                                               Group,                    CTC
                                                                LLC                 Company, LLC             Total
                                                         -------------------      ------------------   -------------------
Balance at December 31, 2000                             $      44,941.5                42,481.5              87,423.0

Distributions to partners                                      (10,410.0)              (10,410.0)            (20,820.0)

Net income                                                      (2,191.5)               (2,191.5)             (4,383.0)
                                                         -------------------      ------------------   -------------------

Balance at December 31, 2001                                    32,340.0                29,880.0              62,220.0

Distributions to partners                                      (10,081.0)              (10,081.0)            (20,162.0)

Net loss                                                        21,651.5                21,651.5              43,303.0
                                                         -------------------      ------------------   -------------------

Balance at December 31, 2002                                    43,910.5                41,450.5              85,361.0

Distributions to partners                                       (5,082.5)               (5,082.5)            (10,165.0)

Net income                                                       4,944.0                 4,944.0               9,888.0
                                                         -------------------      ------------------   -------------------

Balance at December 31, 2003                             $      43,772.0                41,312.0              85,084.0
                                                         ===================      ==================   ===================

See accompanying notes to financial statements.

                                                    COSO POWER DEVELOPERS

                                                  Statements of Cash Flows

                                         Years ended December 31, 2003, 2002, and 2001

                                                   (Dollars in thousands)


                                                                             2003              2002               2001
                                                                       ----------------  ----------------   ----------------
Cash flows from operating activities:
  Net income (loss)                                                    $      9,888            43,303             (4,383)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       Depreciation and amortization                                         10,113            12,163             15,352
       Noncash interest expense                                                 430               217              1,119
       Provision for doubtful accounts                                           82                --                 --
       Cumulative effect of change in accounting principle                    1,777                --                 --
       Changes in operating assets and liabilities:
         Accounts receivable, prepaid expenses, and other assets               (552)           (4,475)            (2,992)
         Advances to New CLPSI Company, LLC                                      (3)                2                 50
         Accounts payable and accrued liabilities                               (57)          (13,912)             3,582
         Amounts due from related parties                                      (510)              237               (186)
         Other                                                                 (122)              366                 --
         Amounts due to related parties                                         433            (7,020)             5,962
                                                                       ----------------  ----------------   ----------------
           Net cash provided by operating activities                         21,479            30,881             18,504
                                                                       ----------------  ----------------   ----------------
Cash flows from investing activities:
  Capital expenditures                                                       (5,611)             (896)              (276)
  Investment in Coso Transmission Line Partners                                 132               138                130
  Decrease (increase) in restricted cash                                      2,574            (5,338)             4,697
                                                                       ----------------  ----------------   ----------------

           Net cash (used in) provided by investing activities               (2,905)           (6,096)             4,551
                                                                       ----------------  ----------------   ----------------
Cash flows from financing activities:
  Distributions to partners                                                 (10,165)          (20,162)           (20,820)
  Repayment of project financing loan                                        (9,155)           (3,799)            (9,976)
                                                                       ----------------  ----------------   ----------------

           Net cash used in financing activities                            (19,320)          (23,961)           (30,796)
                                                                       ----------------  ----------------   ----------------

           Net change in cash and cash equivalents                             (746)               824             (7,741)

Cash and cash equivalents at beginning of year                                  824                --              7,741
                                                                       ----------------  ----------------   ----------------

Cash and cash equivalents at end of year                               $         78               824                 --
                                                                       ================  ================   ================
Supplemental cash flow disclosure:
  Cash paid for interest                                               $      7,110             7,551              8,154


See accompanying notes to financial statements.

                              COSO POWER DEVELOPERS

                          Notes to Financial Statements

                        December 31, 2003, 2002, and 2001

                             (Dollars in thousands)




(1)  Organization, Operation, and Business of the Partnership

     Coso Power Developers (CPD or the Partnership) was formed on July 31, 1989 in connection with financing the construction of a geothermal power plant on land at the China Lake Naval Air Weapons Station at Coso Hot Springs, China Lake, California. CPD is a general partnership between Caithness Navy II Group LLC (Navy II), and New CTC Company, LLC (New CTC), which are affiliated Delaware limited liability companies.

     The power plant is located on land owned by the U.S. Navy, and CPD pays a royalty to the U.S. Navy which was initially 4% of revenues, increased to 10% of revenues at December 31, 1998, and is currently 18% of revenues (as of December 24, 1999). The royalty will increase to 20% of revenues after December 15, 2004. The U.S. Navy contract will expire in 2010.

     The Partnership sells all electricity produced to Southern California Edison (Edison) under a 20-year power purchase contract (the PPC) expiring in 2010. Under the terms of the PPC, Edison makes payments to CPD as follows:

     * Contractual payments for energy delivered escalated at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). The scheduled energy price period extended until January 2000. After the scheduled energy price period, the energy payment adjusted to the actual avoided energy cost experienced by Edison. Edison entered into an agreement (the Agreement) with the Partnership on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date from which the Partnership receives a fixed energy rate of 5.37 cents per kilowatt (kWh) for five (5) years. From January 1, 2002 through April 30, 2002, CPD elected to receive from Edison a fixed energy rate of 3.25 cents per kWh. The average rate of energy paid to the Partnership for the years ended December 31, 2003, 2002, and 2001, was 5.37, 4.66, and
          7.46 cents per kWh,  respectively.  Starting May 1, 2002, CPD received
          5.37 cents per kWh, pursuant to the Agreement discussed above. Subsequent to the five-year period, Edison will be required to make energy payments to the Partnership based on its avoided cost of energy until the PPC expires. Beyond the five-year period, the Partnership cannot predict the likely level of avoided cost of energy prices under the PPC and, accordingly, the revenues generated by the Partnership could fluctuate significantly;

     * Capacity payments which remain fixed over the life of the PPC to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the PPC; and

     * Bonus payments to the extent that actual energy delivered exceeds 85% of the plant capacity stated in the PPC. In 2003, 2002, and 2001, the bonus payments aggregated $2,138, $2,138, and $2,138, respectively.

     Coso Operating Company LLC (COC), an affiliated Delaware limited liability company, provides for the operation and maintenance of the geothermal power facilities and administrative services through December 31, 2009 pursuant to certain operation and maintenance agreements with New CTC, the managing general partner.

     The partnership agreement provides for distributable cash flow to be allocated 50% each to New CTC and Navy II. For purposes of allocating net income to partners' capital accounts and for income tax purposes, profits and losses are allocated based on the aforementioned cash flow percentages. For income tax purposes, certain deductions and credits are subject to special allocations as defined in the partnership agreements.

(2)  Summary of Significant Accounting Policies

     Accounts Receivable and Revenue Recognition

     Accounts receivable primarily consists of receivables from Edison for electricity delivered and sold under the PPC. As of December 31, 2003, the Partnership established an allowance for doubtful accounts of $82, based on a dispute with Edison regarding a payment for capacity. In October and November, Edison limited generation to complete their transmission system maintenance resulting in lower capacity payments. CPD is disputing Edison's claim that the reduction in generation was the result of scheduled maintenance which would have been completed in a more expeditious fashion.

     Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Revenue was recognized based on the payment rates scheduled in CPD's PPC with Edison, through January 2000. From January 2000 through December 31, 2001, and subsequent to the five-year period stated in the Agreement except for the period January 1, 2002 through April 30, 2002, as discussed in note 1, revenue is recognized based on Edison's avoided energy cost, until the Partnership's PPC expires.

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with its retail customers that were significantly below the wholesale prices it paid in California. That resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the Partnership, pending a permanent solution to its liquidity crisis. Subsequently, pursuant to a California Public Utilities Commission (CPUC) order, Edison resumed making payments to the Partnership beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001 and paid interest on the outstanding amount at 7% per annum. That payment was made pursuant to the Agreement between Edison and the Partnership described in note 1. The Agreement, as amended, which received CPUC approval in January 2002, established the fixed energy rates discussed above and set payment terms for past due amounts owed to the Partnership by Edison. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Partnership did not recognize revenue of $38,045 from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. On March 1, 2002, Edison reached certain financing milestones and paid the Partnership $38,045 for electricity generated during the period November 1, 2000 through March 26, 2001. The Partnership recognized revenues for such electricity deliveries in March 2002.

     Fixed Assets and Depreciation

     The costs of major additions and betterments are capitalized, while replacements, maintenance, and repairs which do not improve or extend the life of the respective assets are expensed as incurred.

     Depreciation of the power plant and transmission line is computed on a straight-line basis over their estimated useful life of 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Partnership adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Partnership's financial statements.

     Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Wells and Resource Development Costs

     Wells and resource development costs include costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs, the costs of drilling and equipping production wells, and administrative and interest costs directly attributable to the project, are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are ten years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the remainder of the 30-year life from the plant's commencement of operations.

     Deferred Plant Overhaul Costs and Well Rework Costs

     Plant overhaul costs are deferred and amortized over the estimated period between overhauls, as these costs extend the useful lives of the respective assets. These deferred costs of $246 and $102 at December 31, 2003 and 2002, respectively, are included in property, plant, and equipment. Currently, plant overhauls are amortized over three years from the point of completion.

     Production and injection rework costs included in plant operating expenses are expensed as incurred. For the years ended December 31, 2003, 2002, and 2001, such costs were $0, $328, and $533, respectively.

     Reclassifications

     Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

     Deferred Financing Costs

     Deferred financing costs as of December 31, 2003 and 2002 consist of loan fees and other costs of financing that are amortized over the term of the related financing. Amortization expense for the years ended December 31, 2003, 2002 and 2001 included in noncash interest expense were $217, $217 and $1,119. Accumulated amortization at December 31, 2003 and 2002 was $2,873 and $2,656, respectively.

     Power Purchase Contract

     The PPC, which is amortized on a straight-line basis over the remaining term of the PPC, which will expire in 2010. Annual amortization of the PPC is $2,794. The PPC consists of a gross carrying amount of $30,738 and accumulated amortization at December 31, 2003 and 2002 was $13,506 and $10,712, respectively.

     Income Taxes

     There is no provision for income taxes since such taxes are the responsibility of the partners. The net difference between the tax basis and the reported amounts of property, plant, and equipment, net at December 31, 2003 and 2002 was $109,655 and $112,584, respectively.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, CPD considers all money market instruments purchased with initial maturities of three months or less to be cash equivalents.

     Restricted Cash and Investments

     As of December 31, 2003 and 2002, all of the Partnership's investments were classified as held to maturity and reported at amortized cost. Included in restricted cash and investments are capital expenditure reserves and sinking fund requirements for the project debt service required by the project loans (see note 6). The carrying amount of restricted cash and investments at December 31, 2003 and 2002 approximated fair value, which is based on quoted market prices as provided by the financial institution which holds the investments.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, partners' capital, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and the allocation of profits and losses during the reportable period. Actual results could differ significantly from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties approximated fair value as of December 31, 2003 and 2002, because of the relatively short maturity of these instruments. The project loans as of December 31, 2003 and 2002 have an estimated fair value of $77,302 and $80,401, respectively, based on the quoted market price of the senior secured notes (see note 6).

     The investments in Coso Transmission Line Partners (see note 3) and advances to New CLPSI Company, LLC (see note 4) approximate fair value.

     Asset Retirement Obligation

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. On January 1, 2003, CPD adopted SFAS No. 143 and estimated the restoration costs CPD expects to incur when the land lease with the Navy expires and will be approximately $8.4 million. Under the land lease CPD is required to remove all property, plant and equipment to restore the land to its original state. Adoption of SFAS No. 143 resulted in a loss from the cumulative effect of a change in accounting principle of $1,777, a net increase in property, plant, and equipment of $354, and an increase in other liabilities of $2,131. As of December 31, 2003, the accumulated liability associated with the restorations costs was $2,345 and is included in other liabilities. Accretion expense for the year ended December 31, 2003 included in noncash interest expense was $213. If CPD had adopted SFAS No. 143 retroactively to January 1, 2001, net income for the years ended December 31, 2002 and 2001 would have decreased by $215 and $197, respectively.

     New Accounting Pronouncements

     The FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This is an interpretation of FASB Statements No. 5, Accounting for Contingencies, No. 57, Related Party Disclosures, and No. 107, Disclosures about Fair Value of Financial Instruments and rescission of FASB Interpretation No. 34, Disclosures of Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Statement is being applied prospectively, to guarantees issued or modified after December 31, 2002. At December 31, 2003, the Partnership's only guarantees relate to the project loans (see note 6). This guarantee is not within the scope of the initial recognition and initial measurement provision of FIN 45.

     In December 2003, the FASB issued  Interpretation  No. 46 (Revised December
     2003), (FIN 46) Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation is to be applied in the first fiscal year or interim period beginning after December 15, 2003 to enterprises that hold a variable interest in all entities that are not special purpose entities. The effect of the application of this Interpretation on CPD's financial statements is currently being evaluated and the expected impact has not yet been determined.

(3)  Investment in Coso Transmission Line Partners

     Coso Transmission Line Partners (CTLP) is a partnership owned 53.33% by CPD and 46.67% by Coso Energy Developers (CED) which owns the transmission line and facilities connecting the power plants owned by CPD and CED to the transmission line owned by Edison, at Inyokern, California, located 28 miles south of the plants. CTLP charges CPD and CED for the use of the transmission line at amounts sufficient for CTLP to recover its operating costs. These charges are recorded by CPD as operating expenses and reflected as an increase in CPD's payable to CTLP (see note 7).

(4)  Advances to New CLPSI Company, LLC

     New CLPSI Company, LLC (CLPSI) is a wholly owned subsidiary of Caithness Acquisition Company, LLC (CAC). CLPSI purchases, stores, and distributes spare parts to CPD, CED, and Coso Finance Partners (CFP) (collectively known as the Coso Partnerships). Also, certain other maintenance facilities utilized by the Coso Partnerships are owned by CLPSI. CPD's advances to CLPSI fund the purchase of spare parts inventory and other assets. CLPSI bills the Coso Partnerships for spare parts as utilized and for use of the other facilities at amounts sufficient for CLPSI to recover its operating costs.

(5)  Property, Plant, and Equipment

     Property, plant, and equipment at December 31, 2003 and 2002 consist of the following:

                                                         2003          2002
                                                       -------       -------
     Power, plant, and gathering system             $  149,775       143,542
     Transmission line                                   7,245         7,245
     Wells and resources development costs              59,762        59,761
                                                       -------       -------
                                                       216,782       210,548
     Less accumulated depreciation
     and amortization                                 (101,943)      (94,356)
                                                       -------       -------
                                                    $  114,839       116,192
                                                       =======       =======

     The transmission line costs represent the Partnership's share of the costs of construction of transmission lines from Inyokern, California to the Edison substation at Kramer, California, and from Kramer to the Edison substation at Victorville, California.

(6)  Project Loan

     On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.) raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $154,000 to CPD from the $413,000 debt raised from the offering of senior secured notes on terms consistent with those of the senior secured notes. The loan consisted of one note of $69,350 at 6.80% which was paid off on December 15, 2001 and another note of $84,200 at 9.05%, which has payments due semi-annually through December 15, 2009.

     The annual maturity of the project loan for each year ending December 31 is as follows:


             Year ending December 31:                    Amount
             ------------------------                    ------
                  2004                              $    10,718
                  2005                                   11,697
                  2006                                   11,738
                  2007                                   12,530
                  2008                                   12,392
               Thereafter                                12,171
                                                         ------
                                                    $    71,246
                                                         ======


     The loan contains certain restrictive covenants that, among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve amounts, make distributions, create loans, and enter into any transaction of merger or consolidation.

     The Partnership, Funding Corp., CED, and CFP are jointly and severally liable for the repayment of the senior secured notes.

     The annual maturity of the senior secured notes for each year ending December 31 is as follows:


             Year ending December 31:                    Amount
             ------------------------                    ------
                  2004                              $    31,332
                  2005                                   35,480
                  2006                                   38,286
                  2007                                   47,419
                  2008                                   49,261
               Thereafter                                51,836
                                                        -------
                                                    $   253,614
                                                        =======


(7)  Related Party Transactions

     The amounts due from and to related parties at December 31, 2003 and 2002 consist of the following:

                                                     2003             2002
                                                   --------         --------
     Amounts due from related parties:
       Coso Energy Developers                    $     380                15
       Coso Operating Company, LLC                   1,122             1,211
       China Lake Joint Venture:
         Principal                                   1,562             1,562
         Accrued interest                            3,348             3,114
                                                     -----             -----
                                                 $   6,412             5,902
                                                     =====             =====
     Amounts due to related parties:
       Coso Finance Partners                     $     838               419
       Caithness Coso Funding Corp.                    283               323
       Caithness Operating Company, LLC                 70                16
                                                     -----             -----
                                                 $   1,191               758
                                                     =====             =====


     COC is reimbursed monthly for nonthird-party costs incurred on behalf of CPD. These costs are comprised principally of direct operating costs of the CPD geothermal facility, allocable general and administrative costs, and an operator fee. The amount due from COC relates to advances for payments of operating expenses.

     CPD is charged a nonmanaging fee payable to the nonmanaging partner, Navy II, its assignee. For the years ended December 31, 2003, 2002, and 2001, CPD paid $243, $241, and $237, respectively.

     CPD is charged for its use of the transmission line owned by CTLP. For the years ended December 31, 2003, 2002, and 2001, the amount of such net charges was $132, $155, and $129, respectively.

     CPD is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The charges to CPD from CLPSI in 2003, 2002, and 2001, which are included in plant operating expenses, were approximately $189, $237, and $148, respectively.

     On December 16, 1992, CPD retired China Lake Joint Venture's (CLJV) promissory note due CalEnergy, resulting in the loan from CPD to CLJV of $1,562 at December 31, 1992. CLJV is an affiliated venture. Interest has been accrued on this loan for the years ended December 31, 2003, 2002, and 2001 at 5%, 5%, and 10%, respectively. Interest on the loan was $234, $229, and $405, in 2003, 2002, and 2001, respectively.

     The amount due to Funding Corp. represents accrued interest for 15 days in December, related to the project loan (see note 6).

     During 1994, the Coso Partnerships entered into steam sharing agreements under which the partnerships may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the partnerships. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CPD's steam sharing resulted in an expense, included in energy revenue were $6,888, $5,255, and $9,634 for the years ended December 31, 2003, 2002, and 2001, respectively.

(8)  Commitments and Contingencies

     Settlement Agreement between Edison and the California Public Utilities Commission

     On September 23, 2002, the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the California Supreme Court. The Ninth Circuit stated that if the Agreement violated California state law then the appeals court would be required to void the stipulated judgment. The California Supreme Court accepted the Ninth Circuit's request to address the issues referred to it in the September 23, 2002 ruling. On August 21, 2003, the California Supreme Court found that state laws were not violated as of result of the settlement agreements. On December 19, 2003, the Ninth Circuit fully affirmed the district court's stipulated judgment based on the reply from the California Supreme Court. It is unknown if any further appeals will be taken in this matter.

     Court of Appeals Decision on Line Loss Factor

     Edison filed a petition for a writ of review of a January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated the Public Utility Regulator Policies Act of 1978. Subsequently, the California Court of Appeals issued a decision on August 20, 2002 in response to the writ affirming the January 2001 CPUC decision, except for the 0.95 "floor," which it rejected as an abuse of discretion by the CPUC. While this matter was appealed to the California Supreme Court, the petition for review was denied. The Coso Partnerships are currently evaluating potential actions to redress this issue. The Coso Partnerships' Agreements set the loss factor at 1.0 for energy sold between May 2002 through May 2007. After April 2007, the Coso Partnerships will have a line loss factor of less than 1.0, effectively decreasing revenues if Edison's challenge to the CPUC ruling stands.

(9)  Risks and Uncertainties

     CPD sells 100% of the electrical energy generated to Edison under a long-term PPC, and is significantly impacted by risks beyond the Partnership's control. Among the important factors that could cause future operating results to differ materially from those anticipated include, but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Edison,
     (iii) risks related to the operation of power plants, (iv) the impact of avoided cost pricing along with other pricing variables, (v) general operating risks, including resource availability and regulatory oversight,
     (vi) changes in government  regulation,  (vii) the  effects of competition,
     (viii) the alleged manipulation of the California energy market, and (ix) acts of terrorism directed at the project or other facilities affecting the normal course of business.

Quarterly Data (Unaudited)

                                           March 31(a)(b)      June 30(a)(c)     September 30(a)     December 31(a)
                                           --------------      -------------     ---------------     --------------
Caithness Coso Funding Corp:

        2003
        Total revenues                     $    6,294             6,323             6,144               6,067
        Operating income                          --                --                --                  --
          Net income                       $      --                --                --                  --

        2002
        Total revenues                     $    6,854             6,856             6,659               6,562
        Operating income                          --                --                --                  --
          Net income                       $      --                --                --                  --

        2001
        Total revenues                     $    8,601             5,997             7,105               7,117
        Operating income                          --                --                --                  --
          Net income                       $      --                --                --                  --


Coso Finance Partners:

        2003
        Total revenues                     $   12,553            15,323            19,833              12,083
        Operating income (loss)                 5,043             6,351             9,840               4,883
          Net income (loss)                $      760             3,836             7,400               3,708

        2002
        Total revenues                     $   45,498            14,328            19,761              12,478
        Operating income                       38,443             6,107             8,139               6,000
          Net income (loss)                $   36,063             4,300             5,528               3,221

        2001
        Total revenues                     $    6,188            24,835            16,833               8,472
        Operating income                       (1,843)           16,498             5,126               7,365
          Net income (loss)                $   (4,957)           13,397             2,100               4,169


Coso Energy Developers:

        2003
        Total revenues                     $    9,334           11,610             16,222               9,703
        Operating income (loss)                 4,231            5,576              9,091               3,151
          Net income (loss)                $    1,514            3,721              7,265               1,381

        2002
        Total revenues                     $   43,480           11,190             16,591               9,991
        Operating income                       36,805            3,705              7,878               4,338
          Net income (loss)                $   35,203            1,725              5,961               2,470

        2001
        Total revenues                     $    1,445           23,529             15,095               7,738
        Operating income                       (7,730)          15,595              7,735                 811
          Net income (loss)                $  (10,066)          13,264              5,431              (1,616)


Coso Power Developers:

        2003
        Total revenues                     $    8,512           10,825             16,513              10,299
        Operating income (loss)                 1,917            4,137              8,930               3,755
          Net income (loss)                $   (1,634)           2,330              7,174               2,018

        2002
        Total revenues                     $   44,422            9,771             15,838               9,561
        Operating income                       37,565            1,730              8,484               2,385
          Net income (loss)                $   36,085              (60)             6,796                 482

        2001
        Total revenues                     $   (2,196)          20,133             13,934               7,401
        Operating income                      (11,636)          11,246              5,388                (134)
          Net income                       $  (13,903)           8,991              3,193              (2,664)


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

                                                       COSO PARTNERSHIPS

                                          UNAUDITED CONDENSED COMBINED BALANCE SHEETS

                                                    (Dollars in thousands)



                                                                              December 31,       December 31,
                                                                                  2003               2002
              Assets:

Cash and cash equivalents........................                            $   2,110             6,462
Restricted cash and investments..................                               43,093            46,193
Accounts receivable, net.........................                               21,740            21,346
Prepaid expenses and other assets................                                2,796             3,549
Amounts due from related parties.................                                6,590             6,516
Property, plant and equipment, net...............                              380,136           388,358
Power purchase agreement, net....................                               42,323            47,336
Investments and Advances.........................                               12,294            12,508
Deferred financing costs, net....................                                4,725             5,512
                                                                               -------           -------

          Total assets...........................                            $ 515,807         $ 537,780
                                                                               =======           =======


              Liabilities and Partners' Capital:

Accounts payable and accrued liabilities........                             $   8,505         $  10,486
Amounts due to related parties..................                                27,397            25,415
Other liabilities...............................                                19,714            13,276
Project loans...................................                               253,614           281,231
                                                                               -------           -------

          Total liabilities......................                              309,230           330,408


Partners' capital................................                              206,577           207,372
                                                                               -------           -------

          Total liabilities and partners' capital                            $ 515,807         $ 537,780
                                                                               =======           =======





                  See accompanying notes to the unaudited condensed combined financial statements.




                                                      COSO PARTNERSHIPS

                                    UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                   (Dollars in thousands)


                                                                Twelve Months        Twelve Months       Twelve Months
                                                                    Ended                Ended              Ended
                                                                 December 31,        December 31,        December 31,
                                                                     2003                2002                2001
                                                                 ------------        ------------        ------------
Revenue:
  Energy revenues............................                    $ 110,587            $ 205,151           $  94,734
  Capacity and bonus revenues................                       42,223               47,758              39,096
                                                                   -------              -------             -------

       Total revenue.........................                      152,810              252,909             133,830
                                                                   -------              -------             -------
Operating expenses:
  Plant operating expenses...................                       32,450               31,884              28,910
  Royalty expense............................                       23,379               22,311              24,530
  Depreciation and amortization..............                       30,076               37,135              41,546
                                                                    ------               ------              ------

       Total operating expenses..............                       85,905               91,330              94,986
                                                                    ------              -------              ------

       Operating income......................                       66,905              161,579              38,844
                                                                    ------              -------              ------

Other expenses:
  Interest and other income..................                       (3,191)              (3,923)             (9,577)
  Interest expense on project loan...........                       24,826               26,941              28,818
  Non cash interest expense..................                        1,316                  787               2,264
                                                                    ------               ------              ------

       Total other expenses..................                       22,951               23,805              21,505
                                                                    ------               ------              ------

    Income before cumulative effect of change
       in accounting principle...............                       43,954              137,774              17,339

    Cumulative effect of change in accounting
       principle.............................                        4,481                   --                  --
                                                                    -------             -------              ------


       Net income............................                    $  39,473            $ 137,774           $  17,339
                                                                    ======              =======              ======





                       See accompanying notes to the unaudited condensed combined financial statements.




                                                               F-26

                                                         COSO PARTNERSHIPS

                                       UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                                      (Dollars in thousands)


                                                              Twelve Months      Twelve Months        Twelve Months
                                                                  Ended              Ended               Ended
                                                               December 31,       December 31,         December 31,
                                                                   2003               2002                 2001

Net cash provided by (used in) operating activities...         $   76,220         $  144,495           $   60,338
Net cash provided by (used in) investing activities...            (12,687)           (18,719)               3,355
Net cash provided by (used in) financing activities...            (67,885)          (119,578)             (80,538)
                                                                 ---------          ---------             --------

Net change in cash and cash equivalents...............         $   (4,352)        $    6,198           $  (16,845)
                                                                 =========          =========             ========
Supplemental cash flow disclosure:

            Cash paid for interest....................         $   24,950         $   27,026           $   28,881



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

On March 1, 2002, the Coso Partnerships recognized revenue for energy delivered from November 1, 2000 through March 26, 2001 of $112.4 million, when Edison reached certain financing milestones and paid the Coso Partnerships for revenue generated but not recognized for the period November 1, 2000 through March 26, 2001.

(3)  Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III


Item 10. Directors and Executive Officers of the Registrant.


     The following table sets forth the persons who served as our directors and executive officers as of December 31, 2003:

        Name                          Age                      Position(s)
        ----                          ---                      -----------
James D. Bishop, Sr.                   70            Director, Chairman and Chief Executive Officer

Leslie J. Gelber                       47            Director, President and Chief Operating Officer

James D. Bishop, Jr.                   43            Director, Vice Chairman

Christopher T. McCallion               42            Director, Executive Vice President and Chief Financial
                                                     Officer

Kenneth P. Hoffman                     51            Senior Vice President

Larry K. Carpenter                     54            Executive Vice President


Mark A. Ferrucci                       51            Director

David V. Casale                        40            Vice President and Controller

John A. McNamara                       44            Vice President Finance

Barbara Bishop Gollan                  45            Vice President

     James D. Bishop, Sr., Chairman, Chief Executive Officer and a Director of Funding Corp. and of Caithness Energy, has served as a Director of Caithness Equities Corporation (formerly known as Caithness Corporation) since its inception in 1975. Mr. Bishop served as Caithness Equities Corporation's President from its inception until December 1986 and has served as Chairman of Caithness Equities Corporation since January 1987. Mr. Bishop also serves as a director for various other entities which engage in independent power production and natural resource exploration and development. Mr. Bishop holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree from Yale University. Mr. Bishop is the father of James D. Bishop, Jr. and Barbara Bishop Gollan.

     Leslie J.  Gelber,  President,  Chief  Operating  Officer and a Director of
Funding Corp. and of Caithness Energy, has served as President and Chief Operating Officer of Caithness Equities Corporation since January 1999. Prior to joining Caithness Equities Corporation, Mr. Gelber served as President of Cogen Technologies, Inc., which is also engaged in the field of independent power production, from August 1998 until December 1998. From July 1993 to July 1998, Mr. Gelber served as President of ESI Energy, Inc., the non-regulated independent power company owned by FPL Group, Inc. Mr. Gelber holds a Master of Business Administration degree from the University of Miami and holds a Bachelor of Arts degree in Economics from Alfred University.

     James D. Bishop, Jr., Vice Chairman and a Director of Funding Corp. and of Caithness Energy, joined Caithness Equities Corporation in 1988 and served as President and Chief Operating Officer of Caithness Equities Corporation from November 1995 until December 1998. Mr. Bishop also serves on all the boards of directors and management committees of the entities and joint ventures affiliated with Caithness Equities Corporation. Mr. Bishop holds a Master of Business Administration degree from the Kellogg Graduate School of Management at Northwestern University and holds a Bachelor of Science degree from Trinity College. Mr. Bishop is the son of James D. Bishop, Sr. and the brother of Barbara Bishop Gollan.

     Christopher T. McCallion, Executive Vice President, Chief Financial Officer and a Director of Funding Corp. and of Caithness Energy, served as Vice President and Controller of Caithness Equities Corporation from July 1991 to November 1995, and has served as Executive Vice President and Chief Financial
Officer of Caithness Equities Corporation since November 1995. Mr. McCallion holds a Bachelor of Science degree from Seton Hall University.

     Kenneth P. Hoffman a Senior Vice President of Funding Corp and of Caithness Energy, joined Caithness Equities Corporation in March of 2000. Prior to joining Caithness, Mr. Hoffman was a Vice President of FPL Energy, Inc. From 1989 until 1993 he was the Vice President of Business Management of ESI Energy, Inc. Before 1989, Mr. Hoffman was employed by Florida Power & Light Company. Mr. Hoffman holds a Master of Business Administration degree from Florida International University and a Bachelor of Science degree from Rochester Institute of Technology.

     Larry K. Carpenter, Executive Vice President of Funding Corp. and of Caithness Energy, has served as an Executive Vice President of Caithness Equities Corporation since January 1999. Prior to joining Caithness Equities Corporation, Mr. Carpenter served as Vice President of Development at ESI Energy, Inc., the non-regulated independent power company owned by FPL Group Inc., from 1985 to December 1998. Mr. Carpenter holds a Bachelor of Science degree in Electrical Engineering from the University of Florida.

     Mark A. Ferrucci, a Director of Funding Corp., has served as the independent director of Funding Corp. since May 1999. From 1977 until 2002, Mr. Ferrucci was an employee of CT Corporation System, where he served as CT Corporation System's Assistant Secretary and as Assistant Vice President from 1992 to 2002. At present, Mr. Ferrucci operates as a sole proprietor that provides corporate staffing services to businesses and law firms.

     David V. Casale, a Vice President and the Controller of Funding Corp. and of Caithness Energy joined Caithness Equities Corporation in December 1991 and has served as a Vice President and as its Controller since November 1995. Mr. Casale also serves on the boards of directors of joint ventures affiliated with Caithness Equities Corporation. Mr. Casale holds a Bachelor of Arts degree from Adelphi University.

     John A. McNamara, Vice President Finance of Funding Corp. and of Caithness Energy, joined Caithness Equities Corporation in September of 1990 and has served as Vice President since 1999. Prior to joining Caithness, Mr. McNamara was a broker with Bradley & Company, an account executive with First Georgetown Securities, Inc. and a staff member of the United States Senate Committee on Small Business. He received a Masters of Business Administration degree from Georgetown University and a Bachelor of Arts degree from Denison University.

     Barbara Bishop Gollan, a Vice President of Funding Corp. and of Caithness Energy, joined Caithness Equities Corporation as Vice President in October 1990. Ms. Gollan has authored and co-authored a number of technical papers on geothermal systems, which were presented to the Geothermal Resources Council, the Geologic Society of America and the Stanford Geothermal Workshop. Ms. Gollan holds a Master of Science degree in Geology and Geochemistry from Stanford University and holds a Bachelor of Arts degree from Amherst College. Ms. Gollan is the daughter of Mr. James D. Bishop, Sr. and the sister of James D. Bishop, Jr.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 2003 certain information regarding the beneficial ownership of Coso Funding Corp.'s voting securities and the beneficial ownership of the voting securities of each of the Coso partnerships by:

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

                               Beneficial Ownership of Coso Funding Corp. and the Coso Partnerships

                                               Percent Indirect      Percent Indirect      Percent Indirect      Percent Indirect
                                                  Beneficial            Beneficial            Beneficial            Beneficial
             Name and Address of                 Ownership in          Ownership in          Ownership in          Ownership in
              Beneficial Owner                   Coso Funding           the Navy I             the BLM              the Navy II
              ----------------                       Corp.             Partnership           Partnership            Partnership
                                                     -----             -----------           -----------            -----------

 James D. Bishop, Sr. (1)(2)..............           --                   --                    --                     --

 Leslie J. Gelber (1)(3)..................           --                   --                    --                     --

 James D. Bishop, Jr. (1)(4)..............          17.3%                16.9%                 19.3%                  15.7%

 Christopher T. McCallion (1)(3)..........           --                   --                    --                     --

 Kenneth P. Hoffman (1)(3)................           --                   --                    --                     --

 Larry K. Carpenter (1)(3)................           --                   --                    --                     --

 Mark A. Ferrucci.........................           --                   --                    --                     --

 David V. Casale (1)(3)...................           --                   --                    --                     --

 John A. McNamara (1)(3)..................           --                   --                    --                     --

 Barbara Bishop Gollan (1)(3)(5)..........           --                   --                    --                     --

 Dominion Energy, Inc. (6)................           *                    --                    7.8%                   2.8%
    901 East Byrd Street
    Richmond, VA  23219

 Mojave Energy Company (7)................           6.1%                 5.5%                  7.7%                   5.2%
    c/o Davenport Resources, Inc.
    200 Railroad Avenue, 3rd floor
    Greenwich, CT  06830

 ArcLight Clean Power Investors, LLC                 13.9%                13.6%                 14.7%                  13.3%
 (8)......................................
    200 Clarendon Street
    Boston, MA  02117

 All directors, executive officers
 and management committee delegates
 as a group...............................           21.4%                17.4%                 30.2%                  16.6%


*    Less than 5.0%.

(1) The address of such person is c/o Caithness Corporation, 565 Fifth Avenue, 29th Floor, New York, New York 10017-2478.
(2) James D. Bishop, Sr. is the beneficiary of The James D. Bishop Trust--2002 ("Bishop, Sr. 2Trust"), which owns shares of common stock of Caithness Equities Corporation (f/k/a Caithness Corporation), Mojave Power, Inc., and Mojave Power II, Inc., and membership units in Caithness 1997, LLC, the voting rights of which have been transferred to The Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr. Caithness Equities Corporation (f/k/a Caithness Corporation), Mojave Power, Inc.,
     Mojave Power II Inc., and Caithness 1997, LLC own, indirectly through various entities, general partnership interests in the Navy I partnership, the BLM partnership and the Navy II partnership, which collectively own all of the shares of common stock of Funding Corp. The Bishop, Sr. Trust is irrevocable. James D. Bishop, Sr., therefore, does not have voting or investment power over these shares of common stock of Caithness Equities Corporation (f/k/a Caithness Corporation), Mojave Power, Inc., Mojave Power II, Inc. and these membership interests in Caithness 1997, LLC.
(3) Indirect owner of economic interests in the Coso partnerships through Caithness Equities Corporation's (f/k/a Caithness Corporation) employee incentive plans, which economic interests are not listed on this table.
(4) James D. Bishop, Jr. is: (i) the beneficiary of The James D. Bishop, Jr. Irrevocable Trust--1996 (the "Bishop, Jr. Trust"), which owns shares of common stock of Caithness Equities Corporation (f/k/a Caithness
     Corporation), and membership units in Caithness 1997, LLC, the voting rights of which have been transferred to the Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr.; (ii) the owner of common stock of Caithness Equities Corporation (f/k/a Caithness Corporation) and Mojave Power, Inc., and membership units in Caithness 1997, LLC; and (iii) the trustee of The Caithness Entities Voting Trust which possesses sole voting control over the shares of common stock of Caithness Equities Corporation (f/k/a Caithness Corporation), Mojave Power, Inc., Mojave Power II, Inc., and the membership interests in Caithness
     1997, LLC held by the Bishop, Sr. Trust, The Barbara Bishop Gollan Irrevocable Trust--1996 (the "Gollan Trust"), The Elizabeth Bishop DeLuca Irrevocable Trust--1996 and The Linda Bishop Fotiu Irrevocable Trust--1996. The interests listed in (i) and (ii) above entitle James D. Bishop, Jr. to the following indirect beneficial ownership interests: Funding Corp. 1.6%; Navy I partnership 1.6%; BLM partnership 1.5%; and Navy II partnership 1.6%. James D. Bishop, Jr. disclaims beneficial ownership of the interests listed in (iii) above.
(5) Barbara Bishop Gollan is the beneficiary of the Gollan Trust, which owns shares of common stock of Caithness Equities Corporation (f/k/a Caithness Corporation), and membership units in Caithness 1997, LLC, the voting rights of which have been transferred to The Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr. The Gollan Trust is irrevocable. Barbara Bishop Gollan, therefore, does not have voting or investment power over these shares of common stock of Caithness Equities Corporation (f/k/a Caithness Corporation).
(6) Dominion Energy, Inc. owns: (i) a limited liability company membership interest in Caithness BLM Group, LP, a Delaware limited partnership, which owns a limited liability company membership interest in Caithness Coso Holdings, LLC, which owns a general partnership interest in the BLM partnership; and (ii) a limited liability company membership interest in Navy II Group which owns a general partnership interest in the Navy II partnership.
(7) Mojave Energy Company owns limited liability company membership interests in Caithness Power, LLC, which owns, indirectly through various entities, general partnership interests in each of the Coso partnerships.
(8) ArcLight Clean Power Investors, LLC owns limited liability company membership interests in Caithness Investors, LLC, which owns, indirectly through various entities, general partnership interests in each of the Coso partnerships.


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

     As of December 31, 2003, the following persons were the members of the management committee of each Coso partnership, as applicable. Each person has two votes on each management committee on which he serves:

       Name                        Age                              Partnership(s)
       ----                        ---                              --------------
 James D. Bishop, Jr.               43        Navy I partnership, BLM partnership, Navy II partnership

 Christopher T. McCallion           42        Navy I partnership, BLM partnership, Navy II partnership

     Certain information regarding Messrs. Bishop and McCallion is provided above.


Management Committee Fees

     The members of the management committees are not entitled to any direct compensation from Funding Corp. or the Coso partnerships. However, each Coso partnership previously paid its two general partners' annual management committee fees for their participation on the management committee of that Coso partnership. The following table sets forth, for the years ended December 31, 2003, 2002, 2001, and 2000, the total amount of management committee fees paid or payable by each of the Coso partnerships to its partners:

                                                              Year Ended December 31
                                                              ----------------------
                                              2003             2002             2001             2000
                                              ----             ----             ----             ----

 Navy I Partnership
    ESCA........................          $ 243,000        $ 241,000        $ 237,000        $ 234,000
                                            =======          =======          =======          =======

 BLM Partnership
    CCH.........................          $ 243,000        $ 241,000        $ 237,000        $ 234,000
                                            =======          =======          =======          =======

 Navy II Partnership
    Navy II Group...............          $ 243,000        $ 241,000        $ 237,000        $ 234,000
                                            =======          =======          =======          =======

     The Coso partnerships no longer pay management committee fees to their managing partners.


Funding Corp.

     As of December 31, 2003, the authorized capital stock of Funding Corp. consisted of 1,000 shares of common stock, par value 1 cent per share, of which 300 shares were outstanding. The outstanding common stock is owned equally by the Coso partnerships.

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

          None.

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

27.1      Financial Data Schedule--Form SX--Caithness Coso Funding Corp.

27.2      Financial Data Schedule--Form SX--Coso Finance Partners.

27.3      Financial Data Schedule--Form SX--Coso Energy Developers.

27.4      Financial Data Schedule--Form SX--Coso Power Developers.

99.1      Certification of Chief Executive Officer.

99.2      Certification of Chief Financial Officer.

99.3 Sale Agreement by and between Caithness Acquisition Company, LLC, and ESI Geothermal, Inc. dated as of October 6, 1999.**

99.4 Assignment, Assumption and Novation Agreement (Coso Finance Partners) by and between FPL Energy Operating Services, Inc. and Coso Operating Company, LLC dated October 18, 1999.**

99.5 Assignment, Assumption and Novation Agreement (Coso Energy Developers) by and between FPL Energy Operating Services, Inc. and Coso Operating Company, LLC dated October 18, 1999.**

99.6 Assignment, Assumption and Novation Agreement (Coso Power Developers) by and between FPL Energy Operating Services, Inc. and Coso Operating Company, LLC dated October 18, 1999.**

 * Incorporated herein by reference from the Registration Statement on Form S-4, Registration No. 333-83815 filed with the Securities and Exchange Commission (the SEC) by Coso Funding Corp. on October 7, 1999, as amended.

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
(example: SEP-30-1997)                      Dec - 31 - 2002      DEC - 31 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE Year
                                                     ----                        ----
CASH                                                         0                           0
SECURITIES                                                   0                           0
RECEIVABLES                                            282,361                     254,622
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETDS                                          1,130                       1,008
PP&E                                                         0                           0
DEPRECIATION                                                 0                           0
TOTAL ASSETS                                           282,361                     254,622
CURRENT LIABILITIES                                      1,130                       1,008
BONDS                                                  281,231                     253,614
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             282,361                     254,622
SALES                                                        0                           0
TOTAL REVENUES                                          26,931                      24,828
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                               0                           0
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       26,931                      24,828
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                                   0                           0
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
(example: SEP-30-1997)                      Dec - 31 - 2002      DEC - 31 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE Year
                                                     ----                        ----
CASH                                                     4,215                       1,429
SECURITIES                                              28,692                      24,657
RECEIVABLES                                              8,621                       8,427
ALLOWANCES                                                   0                         216
INVENTORY                                                    0                           0
CURRENT ASSETS                                          13,904                      10,512
PP&E                                                   234,442                     242,616
DEPRECIATION                                            98,129                     107,838
TOTAL ASSETS                                           195,072                     184,800
CURRENT LIABILITIES                                      6,231                       4,974
BONDS                                                  110,955                      97,547
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             195,072                     184,800
SALES                                                   92,065                      59,792
TOTAL REVENUES                                          93,639                      61,416
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          33,376                      33,675
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       11,151                      10,257
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                       1,780
NET INCOME                                              49,112                      15,704
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
(example: SEP-30-1997)                      Dec - 31 - 2002      DEC - 31 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE Year
                                                     ----                        ----
CASH                                                     1,423                         603
SECURITIES                                               6,646                      10,155
RECEIVABLES                                              7,102                       7,272
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                           9,895                       8,969
PP&E                                                   247,912                     250,930
DEPRECIATION                                           112,059                     120,411
TOTAL ASSETS                                           174,871                     170,556
CURRENT LIABILITIES                                     27,961                      29,396
BONDS                                                   89,875                      84,821
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             174,871                     170,556
SALES                                                   81,252                      46,869
TOTAL REVENUES                                          82,707                      48,010
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          28,526                      24,820
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        8,822                       8,385
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                         924
NET INCOME                                              43,359                      13,881
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
(example: SEP-30-1997)                      Dec - 31 - 2002      DEC - 31 - 2003
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE Year
                                                     ----                        ----
CASH                                                       824                          78
SECURITIES                                              10,855                       8,281
RECEIVABLES                                             13,136                      14,479
ALLOWANCES                                                   0                          82
INVENTORY                                                    0                           0
CURRENT ASSETS                                          15,071                      15,305
PP&E                                                   210,548                     216,782
DEPRECIATION                                            94,356                     101,943
TOTAL ASSETS                                           168,834                     162,001
CURRENT LIABILITIES                                      2,706                       3,082
BONDS                                                   80,401                      71,246
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             168,834                     162,001
SALES                                                   79,592                      46,149
TOTAL REVENUES                                          80,486                      46,575
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          29,428                      27,410
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        7,755                       7,500
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                       1,777
NET INCOME                                              43,303                       9,888
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                  Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Caithness Coso Funding Corp. (the Company) on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
D. Bishop, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: March 25, 2004                    Caithness Coso Funding Corp.
                                        a Delaware Corporation

                                        By: /S/ JAMES D. BISHOP, SR.
                                            ------------------------
                                                James D. Bishop, Sr.
                                                Director, Chairman &
                                                Chief Executive Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James D. Bishop, Sr., certify that:

1. I have reviewed this annual report on Form 10-K of Caithness Coso Funding Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 25, 2004                   Caithness Coso Funding Corp.
                                        a Delaware Corporation

                                        By: /S/ JAMES D. BISHOP, SR.
                                            ------------------------
                                                James D. Bishop, Sr.
                                                Director, Chairman &
                                                Chief Executive Officer

                                  Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Caithness Coso Funding Corp. (the Company) on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher T. McCallion, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: March 25, 2004                    Caithness Coso Funding Corp.
                                        a Delware Corporation

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

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Christopher T. McCallion, certify that:

1. I have reviewed this annual report on Form 10-K of Caithness Coso Funding Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 25, 2004                   Caithness Coso Funding Corp.
                                        a Delaware Corporation

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

                                       Date:  March 25, 2004


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

                                               Date:  March 25, 2004


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

                                               Date:  March 25, 2004


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

                                               Date:  March 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                            By: /S/ JAMES D. BISHOP, SR.
                                ------------------------
                                    James D. Bishop, Sr.
                                    Director, Chairman and Chief
                                    Executive Officer
                                    (Principal Executive Officer

                                    Date:  March 25, 2004


                            By: /S/ CHRISTOPHER T. MCCALLION
                                ----------------------------
                                    Christopher T. McCallion
                                    Director, Executive Vice President
                                    & Chief Financial Officer
                                    (Principal Accounting Officer)

                                    Date:  March 25, 2004


                            By: /S/ LESLIE J. GELBER
                                --------------------
                                    Leslie J. Gelber
                                    Director, President and
                                    Chief Operating Officer

                                    Date:  March 25, 2004


                            By: /S/ JAMES D. BISHOP, JR.
                                ------------------------
                                    James D. Bishop, Jr.
                                    Director, Vice Chairman

                                    Date:  March 25, 2004


                            By: /S/ MARK A. FERRUCCI
                                --------------------
                                    Mark A. Ferrucci
                                    Director

                                    Date:  March 25, 2004