Form 10-Q
period 2004-03-31
CAITHNESS COSO FUNDING CORP; COSO ENERGY DEVELOPERS; COSO FINANCE PARTNERS; COSO POWER DEVELOPERS
filed 2004-05-17
CIK 1088866, 1088869, 1088870, 1088873

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the quarterly period ended    March 31, 2004
                                              --------------

                                       or

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

          300 shares in Caithness Coso Funding Corp. as of May 17, 2004
          -------------------------------------------------------------

                          CAITHNESS COSO FUNDING CORP.
                                    Form 10-Q
                      For the Quarter Ended March 31, 2004


PART I.    FINANCIAL INFORMATION                                        Page No.

ITEM 1.    Financial Statements


   Caithness Coso Funding Corp.
   Unaudited balance sheets at March 31, 2004 and December 31, 2003            4
   Unaudited statements of operations for the three-months
     ended March 31, 2004 and the three-months ended March 31, 2003            5
   Unaudited condensed statements of cash flows for the three-months
     ended March 31, 2004 and the three-months ended March 31, 2003            6
   Notes to the unaudited financial statements                                 7

   Coso Finance Partners and Subsidiary
   Unaudited consolidated balance sheets at March 31, 2004 and
     December 31, 2003                                                         8
   Unaudited consolidated statements of operations for the three-months
     ended March 31, 2004 and the three-months ended March 31, 2003            9
   Unaudited consolidated condensed statements of cash flows for the three-months ended March 31, 2004 and the three-months
     ended March 31, 2003                                                     10
   Notes to the unaudited consolidated financial statements                   11

   Coso Energy Developers
   Unaudited balance sheets at March 31, 2003 and December 31, 2002           13
   Unaudited statements of operations for the three-months
     ended March 31, 2004 and the three-months ended March 31, 2003           14
   Unaudited condensed statements of cash flows for the three-months
     ended March 31, 2004 and the three-months ended March 31, 2003           15
   Notes to the unaudited financial statements                                16

   Coso Power Developers and Subsidiary
   Unaudited consolidated balance sheets at March 31, 2004 and
     December 31, 2003                                                        17
   Unaudited consolidated statements of operations for the three-months
     ended March 31, 2004 and the three-months ended March 31, 2003           18
   Unaudited consolidated condensed statements of cash flows for the three-months ended March 31, 2004 and the three-months
     ended March 31, 2003                                                     19
   Notes to the unaudited consolidated financial statements                   20

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            21

ITEM 3.     Control and Procedures                                            27

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                 28
ITEM 2.     Change in Securities and Use of Proceeds                          28
ITEM 3.     Defaults upon Senior Securities                                   28
ITEM 4.     Submission of Matters to a Vote of Security Holders               28
ITEM 5.     Other Information                                                 28
   Supplemental consolidated and combined financial information for the
   Coso Partnerships and Subsidiaries
   Unaudited consolidated combined balance sheets at March 31, 2004
     and December 31, 2003                                                    29
   Unaudited consolidated combined statements of operations for the three-months ended March 31, 2004 and the three-months ended
     March 31, 2003                                                           30
   Unaudited consolidated and condensed combined statements of cash flows for the three-months ended March 31, 2004
     and the three-months ended March 31, 2003                                31
   Notes to the consolidated unaudited combined financial statements          32

ITEM 6.    Exhibits and Reports on Form 8-K                                   34

                                              CAITHNESS COSO FUNDING CORP.
                                                UNAUDITED BALANCE SHEETS
                                                 (Dollars in thousands)


                                                                                         March 31,        December 31,
                                                                                           2004               2003
                            Assets:
Current Assets:
  Accrued interest receivable...................................................        $   6,683         $    1,008
   Current portion of project loan from Coso Finance Partners...................           10,694             10,694
   Current portion of project loan from Coso Energy Developers..................            9,920              9,920
   Current portion of project loan from Coso Power Developers...................           10,718             10,718
                                                                                           ------             ------
                                     Total current assets                                  38,015             32,340



 Project loan from Coso Finance Partners........................................           86,853             86,853
 Project loan from Coso Energy Developers.......................................           74,901             74,901
 Project loan from Coso Power Developers........................................           60,528             60,528
                                                                                          -------            -------

                                     Total assets                                       $ 260,297          $ 254,622
                                                                                          =======            =======



                            Liabilities and Stockholders' Equity:

Current Liabilities:
   Senior secured notes:
    Accrued interest payable....................................................        $   6,683          $   1,008
    Current portion on project loans............................................           31,332             31,332
                                                                                           ------             ------
                                     Total current liabilities                             38,015             32,340

9.05% notes due December 15, 2009...............................................          222,282            222,282

Stockholders' equity............................................................                -                  -
                                                                                          -------            -------

                                     Total liabilities & stockholders' equity           $ 260,297          $ 254,622
                                                                                          =======            =======






                          See accompanying notes to the unaudited financial statements

                          CAITHNESS COSO FUNDING CORP.
                       UNAUDITED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                              Three-Months          Three-Months
                                                  Ended                 Ended
                                                 March 31,             March 31,
                                                   2004                  2003

Interest income........................        $   5,675             $   6,294
Interest expense.......................           (5,675)               (6,294)
                                                   -----                 -----

    Net income........................         $       -             $       -
                                                   =====                 =====







          See accompanying notes to the unaudited financial statements

                                    CAITHNESS COSO FUNDING CORP.
                            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)


                                                                                  Three-Months        Three-Months
                                                                                      Ended               Ended
                                                                                    March 31,           March 31,
                                                                                      2004                2003

Cash flows from investing activities - repayment of project loans......            $   5,675           $   6,294
Cash flows from financing activities - repayment of 9.05% notes........               (5,675)             (6,294)
                                                                                       -----               -----

Net changes in cash....................................................            $       -           $       -
                                                                                       =====               =====








                       See accompanying notes to the unaudited condensed financial statements

                          CAITHNESS COSO FUNDING CORP.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                             (Dollars in thousands)


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

On May 28, 1999, Funding Corp. sold $413,000 of Notes. Pursuant to separate credit agreements between Funding Corp. and each Partnership, the net proceeds from the offering Notes were loaned to the Partnerships. Payment of the Notes is provided for by payments made by the Partnerships under their respective project loans. Funding Corp. has no material assets other than the project loans, and does not conduct any operations apart from having issued the Notes and making the project loans to the Partnerships.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2003.

The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States requires Funding Corp. to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, income and expenses during the reporting period. Actual results could differ from these estimates. The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                                              COSO FINANCE PARTNERS
                                                 AND SUBSIDIARY
                                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                     March 31,          December 31,
                                                                                       2004                2003
                              Assets:
 Current Assets:
    Cash and cash equivalents...............................................       $    8,477          $    1,454
    Restricted cash and cash equivalents....................................           10,541              11,408
    Accounts receivable, net................................................            7,135               6,925
    Prepaid expenses & other assets.........................................              484                 872
    Inventory...............................................................            5,324               5,270
    Amounts due from related parties........................................            1,619               1,525
                                                                                        -----               -----
                                         Total current assets                          33,580              27,454


 Restricted cash and cash equivalents........................................          13,746              13,249
 Property, plant & equipment, net............................................         133,706             135,871
 Purchase power contract, net................................................           8,511               8,798
 Deferred financing costs, net...............................................           1,814               1,893
                                                                                        -----               -----

                                         Total assets                              $  191,357          $  187,265
                                                                                      =======             =======


                              Liabilities and Partners' Capital:

 Current Liabilities:
    Accounts payable and accrued liabilities.................................           2,514               4,503
    Amounts due to related parties...........................................           2,878                 474
    Current portion of project loan..........................................          10,694              10,694
                                                                                       ------              ------
                                         Total current liabilities                     16,086              15,671

 Other liabilities...........................................................          16,157              15,603
 Project loan................................................................          86,853              86,853
                                                                                       ------              ------
                                         Total liabilities                            119,096             118,127

 Minority interest............................................................          2,455               2,462
 Partners' capital............................................................         69,806              66,676
                                                                                       ------              ------

                                         Total liabilities & partners' capital     $  191,357          $  187,265
                                                                                      =======             =======







                               See accompanying notes to the unaudited consolidated financial statements

                                        COSO FINANCE PARTNERS
                                            AND SUBSIDIARY
                            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Dollars in thousands)


                                                                   Three-Months            Three-Months
                                                                       Ended                   Ended
                                                                      March 31,               March 31,
                                                                        2004                    2003
   Revenue:
      Energy revenues.....................................         $   11,856              $   11,298
      Capacity revenues...................................              1,255                   1,255
                                                                       ------                  ------
             Total revenue................................             13,111                  12,553

   Operating expenses:
      Plant operating expenses............................              2,679                   2,267
      Royalty expense.....................................              2,226                   2,681
      Depreciation and amortization.......................              2,848                   2,566
                                                                        -----                   -----
             Total operating expenses.....................              7,753                   7,514

             Operating income.............................              5,358                   5,039

   Other (income)/expenses:
       Interest and other income..........................                (91)                   (114)
       Interest expense...................................              2,184                   2,483
       Noncash interest expense...........................                135                     130
                                                                        -----                   -----
             Total other expenses.........................              2,228                   2,499
                                                                        -----                   -----
   Income before cumulative effect of
     change in accounting principle.......................              3,130                   2,540

   Cumulative effect of change in
     accounting principle.................................                 --                   1,780
                                                                        -----                   -----

             Net income...................................         $    3,130               $     760
                                                                        =====                   =====






                See accompanying notes to the unaudited consolidated financial statements

                                        COSO FINANCE PARTNERS
                                           AND SUBSIDIARY
                                UNAUDITED CONSOLIDATED AND CONDENSED
                                     STATEMENTS OF CASH FLOWS
                                      (Dollars in thousands)


                                                                  Three-Months            Three-Months
                                                                      Ended                   Ended
                                                                    March 31,               March 31,
                                                                      2004                    2003


 Net cash provided by (used in) operating activities.....          $   7,056               $   4,664
 Net cash provided by (used in) investing activities.....                (26)                 (2,112)
 Net cash provided by (used in) financing activities.....                 (7)                     24
                                                                       -----                   -----

 Net change in cash and cash equivalents.................          $   7,023               $   2,576
                                                                       =====                   =====






        See accompanying notes to the unaudited consolidated and condensed financial statements

                              COSO FINANCE PARTNERS
                                 AND SUBSIDIARY
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)      Organization and Operation

Coso Finance Partners (CFP), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the China Lake Naval Air Weapons Station, China Lake California. CFP sells all electricity produced to Southern California Edison (Edison) under a 24-year power purchase contract expiring in 2011.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2003.

The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States requires CFP to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year. CFP has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in energy revenues, expenses and net income will continue.

The data for the balance sheets presented herein for March 31, 2004 and December 31, 2003 were derived from CFP's financial statements for the interim period and fiscal year then ended and includes the effect of consolidating New CLPSI Company, LLC ("CLPSI"), but does not include all disclosures required by accounting principles generally accepted in the United States.

(3)      New Accounting Pronouncements

The consolidated financial statements of CFP include the accounts of CPLSI, as a result of the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46. ("FIN 46") (Consolidation of Variable Interest Entities), an interpretation of Accounting Research Bulletin No. 51. FIN 46 required certain variable interest entities to be consolidated by the primary beneficiary of the entity even though the equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46
(R), which clarified and replaced FIN 46 that required all variable interest entities, regardless of when they were created to be evaluated under Fin 46 (R) no later than the period ending March 15, 2004. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, the following conditions exist. As a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. CFP believes that CLPSI, the entity that holds the inventory for Coso Power Developers, Coso Energy Developer and CFP is a variable interest entity and under FIN 46 (R) should be consolidated. The inventory, related physical assets, and payables will be recorded as CFP's assets and liabilities. The impact to CFP's future statement of operations will be increased depreciation, partially offset by other income.

The consolidated financial statements related to prior periods have been restated to consolidate the accounts of CLPSI as a direct result of the adoption of FIN 46 (R). There was no cumulative effect recorded upon the adoption of the Interpretation.

(4)      Accounts Receivable and Revenue Recognition

Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under a power purchase contract. Operating revenues are recognized as income during the period in which electricity is delivered to Edison.

(5)      Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

                                             COSO ENERGY DEVELOPERS
                                            UNAUDITED BALANCE SHEETS
                                             (Dollars in thousands)


                                                                                March 31,          December 31,
                                                                                  2004                2003
                              Assets:

 Current Assets:
    Cash and cash equivalents...........................................       $    7,378          $      603
    Restricted cash and cash equivalents................................            9,549              10,013
    Accounts receivable, net............................................            6,318               6,830
    Prepaid expenses and other assets...................................              597               1,094
    Amounts due from related parties....................................              447                 442
                                                                                   ------              ------
                                       Total current assets                        24,289              18,982


 Restricted cash........................................................              142                 142
 Investment in Coso Transmission Line Partners..........................            2,514               2,542
 Advances to New CLPSI Company, LLC.....................................              538                 548
 Property, plant and equipment, net.....................................          128,621             130,519
 Power purchase agreement, net..........................................           16,025              16,293
 Deferred financing costs, net..........................................            1,466               1,530
                                                                                  -------             -------

                                       Total assets                            $  173,595          $  170,556
                                                                                  =======             =======


                              Liabilities and Partners' Capital:

 Current Liabilities:
    Accounts payable and accrued liabilities............................       $    1,272          $    2,114
    Amounts due to related parties......................................            3,671               1,473
    Current portion of project loan.....................................            9,920               9,920
                                                                                   ------              ------
                                       Total current liabilities                   14,863              13,507

  Other liabilities and related parties.................................           27,327              27,331
  Project loan..........................................................           74,901              74,901
                                                                                  -------             -------
                                       Total liabilities                          117,091             115,739

 Partners' capital......................................................           56,504              54,817
                                                                                  -------             -------

                                       Total liabilities & partners' capital   $  173,595          $  170,556
                                                                                  =======             =======






                            See accompanying notes to the unaudited financial statements

                                     COSO ENERGY DEVELOPERS
                               UNAUDITED STATEMENTS OF OPERATIONS
                                     (Dollars in thousands)


                                                                 Three-Months            Three-Months
                                                                     Ended                   Ended
                                                                   March 31,               March 31,
                                                                     2004                    2003
Revenue:
   Energy revenues....................................            $   7,872               $   8,107
   Capacity revenues..................................                1,227                   1,227
                                                                      -----                   -----
          Total revenue...............................                9,099                   9,334

Operating expenses:
   Plant operating expenses...........................                3,406                   2,785
   Royalty expense....................................                  (33)                     25
   Depreciation and amortization......................                2,357                   2,312
                                                                      -----                   -----
          Total operating expenses....................                5,730                   5,122

          Operating income............................                3,369                   4,212

Other (income)/expenses:
   Interest and other income..........................                 (311)                   (329)
   Interest expense...................................                1,898                   2,011
   Noncash interest expense...........................                   95                      92
                                                                      -----                   -----
          Total other expenses........................                1,682                   1,774
                                                                      -----                   -----

Income before cumulative effect of change in
    accounting principle..............................                1,687                   2,438

Cumulative effect of change in
    accounting principle..............................                   --                     924
                                                                      -----                   -----

          Net income..................................            $   1,687               $   1,514
                                                                      =====                   =====






                 See accompanying notes to the unaudited financial statements

                                    COSO ENERGY DEVELOPERS
                         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)


                                                               Three-Months              Three-Months
                                                                   Ended                     Ended
                                                                 March 31,                 March 31,
                                                                   2004                      2003

 Net cash provided by (used in) operating activities.....       $   6,474                 $   8,371
 Net cash provided by (used in) investing activities.....             301                    (1,526)
 Net cash provided by (used in) financing activities.....              --                        --
                                                                    -----                     -----

 Net change in cash and cash equivalents.................       $   6,775                 $   6,845
                                                                    =====                     =====






                 See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)      Organization and Operation

Coso Energy Developers (CED), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CED sells all electricity produced to Southern California Edison (Edison) under a 30-year power purchase contract expiring in 2019.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2003.

The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States requires CED to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year. CED has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in energy revenues, expenses and net income will continue.

(3)      Accounts Receivable and Revenue Recognition

Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under a power purchase contract. Operating revenues are recognized as income during the period in which electricity is delivered to Edison.

(4)      Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

                                        COSO POWER DEVELOPERS
                                           AND SUBSIDIARY
                                UNAUDITED CONSOLIDATED BALANCE SHEETS
                                       (Dollars in thousands)


                                                                                    March 31,          December 31,
                                                                                      2004                2003

                              Assets:
 Current Assets:
    Cash and cash equivalents..............................................        $    6,587         $       78
    Restricted cash and cash equivalents...................................             7,844              8,146
    Accounts receivable, net...............................................             7,439              7,985
    Prepaid expenses and other assets......................................               456                830
    Amounts due from related parties.......................................             6,402              6,412
                                                                                       ------             ------
                                       Total current assets                            28,728             23,451


 Restricted cash...........................................................               135                135
 Advances to New CLPSI Company, LLC........................................             1,917              1,914
 Property, plant and equipment, net........................................           118,731            120,509
 Power purchase agreement, net.............................................            16,533             17,232
 Deferred financing costs, net.............................................             1,248              1,302
                                                                                      -------            -------

                                       Total assets                                $  167,292         $  164,543
                                                                                      =======            =======



                              Liabilities and Partners' Capital:

 Current Liabilities:
    Accounts payable and accrued liabilities...............................        $    1,534         $    1,891
    Amounts due to related parties.........................................             3,140              1,191
    Current portion of project loan........................................            10,718             10,718
                                                                                       ------             ------
                                       Total current liabilities                       15,392             13,800


 Other liabilities.........................................................             2,647              2,589
 Project loan..............................................................            60,528             60,528
                                                                                       ------             ------
                                       Total liabilities                               78,567             76,917


 Minority interest.........................................................             2,514              2,542
 Partners' capital.........................................................            86,211             85,084
                                                                                       ------             ------

                                       Total liabilities & partners' capital       $  167,292         $  164,543
                                                                                      =======            =======







                     See accompanying notes to the unaudited consolidated financial statements


                                    COSO POWER DEVELOPERS
                                       AND SUBSIDARY
                       UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Dollars in thousands)


                                                                  Three-Months          Three-Months
                                                                      Ended                 Ended
                                                                    March 31,             March 31,
                                                                      2004                  2003
Revenue:
   Energy revenues......................................           $   8,422             $   7,278
   Capacity revenues....................................               1,234                 1,234
                                                                       -----                 -----
          Total revenue.................................               9,656                 8,512

Operating expenses:
   Plant operating expenses.............................               2,745                 2,374
   Royalty expense......................................               1,644                 1,472
   Depreciation and amortization........................               2,562                 2,776
                                                                       -----                 -----
          Total operating expenses......................               6,951                 6,622

          Operating income..............................               2,705                 1,890

Other (income) / expenses:
   Interest and other income............................                (128)                 (159)
   Interest expense.....................................               1,594                 1,799
   Noncash interest expense.............................                 112                   107
                                                                       -----                 -----
          Total other expenses..........................               1,578                 1,747
                                                                       -----                 -----

 Income before cumulative effect of change in
   accounting principle.................................               1,127                   143

 Cumulative effect of change in
   accounting principle.................................                  --                 1,777
                                                                       -----                 -----

           Net income (loss)............................           $   1,127             $  (1,634)
                                                                       =====                 =====








                See accompanying notes to the unaudited consolidated financial statements

                                    COSO POWER DEVELOPERS
                                       AND SUBSIDIARY
                            UNAUDITED CONSOLIDATED AND CONDENSED
                                  STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)



                                                                      Three-Months          Three-Months
                                                                          Ended                 Ended
                                                                        March 31,             March 31,
                                                                          2004                  2003

 Net cash provided by (used in) operating activities......            $    6,320            $    6,210
 Net cash provided by (used in) investing activities......                   217                (1,089)
 Net cash provided by (used in) financing activities......                   (28)                  (28)
                                                                           -----                 -----

 Net change in cash and cash equivalents..................            $    6,509            $    5,093
                                                                           =====                 =====










      See accompanying notes to the unaudited consolidated and condensed financial statements

                              COSO POWER DEVELOPERS
                                 AND SUBSIDIARY
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)      Organization and Operation

Coso Power Developers (CPD), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CPD sells all electricity produced to Southern California Edison (Edison) under a 20-year power purchase contract expiring in 2010.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2003.

The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States requires CPD to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year. CPD has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in energy revenues, expenses and net income will continue.

The data for the balance sheets presented herein for March 31, 2004 and December 31, 2003 were derived from CPD's financial statements for the interim period and fiscal year then ended and includes the effect of consolidating Coso Transmission Line Partners ("CTLP"), but does not include all disclosures required by accounting principles generally accepted in the United States.

(3)      New Accounting Pronouncements

The consolidated financial statements of CPD include the accounts of CTLP, as a result of the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46. ("FIN 46") (Consolidation of Variable Interest Entities), an interpretation of Accounting Research Bulletin No. 51. FIN 46 required certain variable interest entities to be consolidated by the primary beneficiary of the entity even though the equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46
(R), which clarified and replaced FIN 46 that required all variable interest entities, regardless of when they were created to be evaluated under Fin 46 (R) no later than the period ending March 15, 2004. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, the following conditions exist. As a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. CPD believes that CTLP, the entity that holds additional transmission equipment for Coso Energy Developers and CPD is a variable interest entity and under FIN 46
(R) should be consolidated. The additional transmission equipment will be recorded as CPD's assets. The impact to CPD's future statement of operations will be increased depreciation, partially offset by other income.

The consolidated financial statements related to prior periods have been restated to consolidate the accounts of CTLP as a direct result of the adoption of FIN 46 (R). There was no cumulative effect recorded upon the adoption of the Interpretation.

(4)      Accounts Receivable and Revenue Recognition

Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under a power purchase contract. Operating revenues are recognized as income during the period in which electricity is delivered to Edison.

(5)      Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. ("Funding Corp."), Coso Finance Partners and Subsidiary ("the Navy I Partnership"), Coso Energy Developers ("the BLM Partnership"), and Coso Power Developers and Subsidiary ("the Navy II Partnership"), collectively, (the "Coso Partnerships") and their respective management. Such statements may be identified by terms such as expected, anticipated, may, will, believe or other terms or variations of such words. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause future operating results to differ materially from those anticipated include, but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Southern California Edison, ("Edison"), (iii) risks related to the operation of power plants (iv) the impact of avoided cost pricing along with other pricing variables, (v) general operating risks, including resource availability and regulatory oversight, (vi) changes in government regulation, (vii) the effects of competition and (viii) the alleged manipulation of the California energy market.

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

     Edison entered into an agreement ("Agreement") with the Coso Partnerships on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date the Coso Partnerships began receiving a fixed energy rate of 5.37 cents per kWh for five (5) years in lieu of the rate calculated based on the avoided cost of energy. This Agreement was challenged in the federal courts. After the California State Supreme Court found that no state laws were violated, the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) affirmed the initial judgment. As a result, of the Ninth Circuit's decision, the Agreements remain in full force and effect.

     After the five year period expires in April 2007, Edison will be required to make energy payments to the Coso Partnerships based on its avoided cost of energy until each partnership's power purchase agreement expires. The power purchase agreement for the Navy I Partnership will expire in August 2011, the power purchase agreement for the BLM Partnership will expire in March 2019, and the power purchase agreement for the Navy II Partnership will expire in January 2010. Estimates of Edison's future avoided cost of energy may vary significantly and it is not possible to predict with accuracy the likely level of future avoided cost of energy prices.

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

     The Coso Partnerships are required to make royalty payments to the U.S. Navy and the Bureau of Land Management. The Navy I Partnership pays a royalty for Unit I through reimbursement of electricity supplied to the U.S. Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the U.S. Navy Contract as amended. This formula is primarily based on the tariff rates charged by Edison, which were increased in 2001 by the California Public Utilities Commission
(CPUC), and is subject to future revision. On July 10, 2003, the CPUC adopted a settlement between Edison and other parties to lower retail electric rates effective as of August 1, 2003. These rates are in effect for one year, after which new rates will be established in accordance with CPUC guidelines. Indices utilized in the calculation of the royalties under the Navy I Partnership Unit 1 contract remained unchanged historically based on an agreement between the U.S. Navy and the Navy I Partnership. In November 2001 and October 2002, modifications to the calculation of the reimbursement pricing formula were made to the U.S. Navy Contract. The parties have currently agreed to a replacement index and true-up calculation in favor of the Navy I Partnership. For Units 2 and 3, the Navy I Partnership's royalty expense paid to the U.S. Navy is a fixed percentage of electricity sales which was 15% of revenue received by the Navy I Partnership through 2003 and increased to 20% for 2004 through 2009. In addition, the Navy I Partnership is required to pay the U.S. Navy $25.0 million in December 2009, the date its contract expires. The payment is secured by funds placed on deposit monthly, which funds plus accrued interest are anticipated to aggregate $25.0 million by the expiration date of the contract. Currently, the monthly amount deposited is approximately $111.0 million. The BLM Partnerships geothermal lease initially had a term of ten years ending in 1998 and subsequently has an automatic extension until October 31, 2035, so long as geothermal steam is commercially produced resulting in a 10% royalty to the Bureau of Land Management based on the net value of steam produced. The Navy II partnership pays a royalty to the U.S. Navy based on a fixed percentage of electricity sales to Edison. The royalty rate was 10% of electricity sales through 1999, and increased to 18% for 2000 through 2004 and will increase to 20% from 2005 through 2010. The Coso Partnerships also pay other royalties, at various rates which in the aggregate are not material.

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

     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso Partnership on a stand-alone basis:


                                                      Three-Months Ended
                                                           March 31

                                                   2004                2003
                                                   ----                ----
Navy I Partnership (stand alone)
  Operating capacity factor                       104.3%              100.5%
  Capacity (MW) (average)                          83.40               80.42
  kWh produced (000s)                             180,150             173,706

BLM Partnership (stand alone)
  Operating capacity factor                        89.4%               88.6%
  Capacity (MW) (average)                          71.49               70.92
  kWh produced (000s)                             154,410             153,177

Navy II Partnership (stand alone)
  Operating capacity factor                       109.7%               98.3%
  Capacity (MW) (average)                          87.77               78.61
  kWh produced (000s)                             189,580             169,795

     Total energy production for the Coso Partnerships increased for the three-months ended March 31, 2004 as compared to the same period in 2003, due to the success of the effort to increase production overall through well maintenance and capital improvements, including the enhancement of existing production wells and additional steam-field piping modifications. The Coso Partnerships expect to further enhance the steam utilization and efficiency of the projects through a turbine enhancement program and additional steam-field piping modifications. With respect to the reservoir, an injection augmentation program, aimed at improving reservoir pressure and minimizing resource decline, is currently in the engineering design phase. The funds necessary to implement the capital improvement program are available from reserves established under the Notes and from excess cash flow generated after debt service.

Results of Operations for the three-months ended March 31, 2004 and 2003

     The following discusses the results of operations of the Coso Partnerships for the three-months ended March 31, 2004 and 2003 (dollar amounts in tables are in thousands, except per kWh data):


Revenue

                                    Three-Months                Three-Months
                                        Ended                       Ended
                                   March 31, 2004              March 31, 2003


                                   $      Cents/kWh           $      Cents/kWh
Total Operating Revenues           -      ---------           -      ---------
including steam transfers
  Navy I Partnership             13,111       7.3           12,553       7.2
  BLM Partnership                 9,099       5.9            9,334       6.1
  Navy II Partnership             9,656       5.1            8,512       5.0


     The Coso Partnerships sell all electricity generated to Edison under their respective power purchase agreement. Total operating revenues consist of capacity payments, capacity bonus payments, and energy payments, including steam transfers discussed above.


     Total operating revenues for the Navy I and Navy II Partnerships increased for the three-months ended March 31, 2004 as compared to the same period in 2003 primarily due to the increase in production, discussed above. The BLM Partnership's increase in energy revenues resulting from the increase in production, was offset by their increase in steam transfers.


Plant Operating Expense
                                    Three-Months                Three-Months
                                        Ended                       Ended
                                   March 31, 2004              March 31, 2003


                                   $      Cents/kWh           $      Cents/kWh
                                   -      ---------           -      ---------

  Navy I Partnership              2,679       1.5            2,286       1.3
  BLM Partnership                 3,406       2.2            2,785       1.8
  Navy II Partnership             2,745       1.4            2,374       1.3

     Plant operating expense consists of labor and related expenses, supplies and maintenance, property taxes, insurance, workovers and administrative expense. The increase in plant operating expense for the Coso Partnerships for the three-months ended March 31, 2004, as compared to the same period in 2003, was primarily due to increased well workovers in 2004 to assist in remediating the decline in steam production, discussed above.

Royalty Expense
                                    Three-Months                Three-Months
                                        Ended                       Ended
                                   March 31, 2004              March 31, 2003


                                   $      Cents/kWh           $      Cents/kWh
                                   -      ---------           -      ---------

  Navy I Partnership              2,226       1.2            2,681       1.5
  BLM Partnership                   (33)      0.0               25       0.0
  Navy II Partnership             1,644       0.9            1,472       0.9


     Royalty expense for the Navy I Partnership decreased for the three-months ended March 31, 2004 as compared to the same period in 2003, primarily due to a decrease in Unit 1 royalty, resulting from reduced tariff rates charged by Edison. The decrease was partially offset by increased royalties from Units 2 and 3 resulting from the scheduled increase in royalty rate discussed above. Royalty expense for the BLM Partnership decreased for the three-months ended March 31, 2004 as compared to the same period in 2003, due to the current year reconciliation performed under the netback royalty calculation. Royalty expense for the Navy II Partnership increased for the three-months ended March 31, 2004 as compared to the same period in 2003 due to the increase in production discussed above.


Depreciation and Amortization

     Depreciation and amortization for the Coso Partnerships decreased for the three-months ended March 31, 2004 as compared to the same period in 2003, due to older wells and plant overhauls being fully depreciated during 2003. The decrease for the Navy I Partnership was offset by an increase in capitalized assets associated with the new well placed in service in 2003.


Interest and Other Income

     Interest and other income for the Coso Partnerships decreased for the three-months ended March 31, 2004 as compared to the same period in 2003, due to a decrease in the rate of return on investments due to lower market rates for fixed income investments during that period in 2004.


Interest Expense

     Interest expense for the Coso Partnerships decreased for the three-months ended March 31, 2004 as compared to the same period in 2003, due to the reduction in the principal amount of the project loan from Funding Corp.


Liquidity and Capital Resources

     Each of the Navy I Partnership, the BLM Partnership and the Navy II Partnership derive substantially all of their cash flow from Edison under their power purchase agreements and from interest income earned on funds on deposit. The Coso Partnerships have used their cash primarily for capital expenditures for power plant improvements, resource and operating costs, distributions to partners and payments with respect to the project loan.

     The Coso Partnerships cash flow obligations over the next several years consist of debt service payments to Funding Corp., as they come due under the Funding Corp. senior secured notes (Notes). The Coso Partnerships expect to be able to meet these obligations from operating cash flow. Historically, any excess cash after debt service has either been reserved for capital improvements or distributed to the partners.

     The Coso Partnerships ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements and the Coso Partnerships' ability to continue to generate electricity. Edison's shortfall in collections, coupled with its near term capital requirements, materially and adversely affected its liquidity during 2000 and 2001. In resolution of that issue, Edison settled with the CPUC on October 2, 2001, enabling it to recover in retail electric rates its historical shortfall in electric purchase costs. On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the Supreme Court of California. The appeals court stated that if the Agreement violated California state law then the appeals court would be required to void the stipulated judgment. California Supreme Court has accepted the Ninth Circuit Court of Appeals request to address the issues referred to it in the September 23, 2002 ruling. The California Supreme Court found that the stipulated judgment did not violate state laws. Consequently, the Agreement remains in full force and effect and it is unknown if any additional appeals are planned. Immediately after this settlement, Edison and each of the Coso Partnerships entered into an amendment of their respective Agreement (referenced above) pertaining to past due obligations. The Agreement, as amended, was approved by CPUC in January of 2002, and established the fixed energy rates discussed above and set payment terms for the past due amounts owed to the Coso Partnerships by Edison. Edison's failure to pay its future obligations may have a material adverse effect on the Coso Partnerships ability to make debt service payments to Funding Corp., as they come due under the Notes.

     Net cash from operating activities for the Navy I Partnership increased for the three-months ended March 31, 2004 as compared to the same period in 2003, primarily due to increased net income and trade payables during 2004. Net cash from operating activities for the BLM Partnership decreased for the three-months ended March 31, 2004 as compared to the same period in 2003, primarily due to decreased trade payables during 2004. Net cash used in investing activities for the Coso Partnerships decreased for the three-months ended March 31, 2004 as compared to the same period in 2003, due to reduced capital expenditures and lower restricted cash requirements associated with the Notes during 2004.


Item 3.  Control and Procedures

     The Registrant's Chief Executive Officer and Chief Financial Officer (the Registrant's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2004, that the design and operation of the Registrant's "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by the Registrant under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Registrant's management, including the Registrant's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended March 31, 2004, there were no changes in the Registrant's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrant's internal controls over financial reporting.


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

                    None.

ITEM 3.      Defaults Upon Senior Securities

                    None.

ITEM 4.      Submission of Matters to a Vote of Security Holders

                    None.

ITEM 5.      Other Information

             Supplemental Consolidated and Combined Financial Information for the Coso Partnerships and Subsidiaries

     The following information presents unaudited consolidated and combined financial statements of the Coso Partnerships and Subsidiaries. These financial statements represent a consolidated and combination of the financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, Coso Power Developers, New CLPSI Company, LLC and Coso Transmission Line Partners for the periods indicated. This supplemental financial information is not required by accounting principles generally accepted in the United States of America and has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships and Subsidiaries as a whole, which jointly and severally guarantee the repayment of the Notes. The unaudited consolidated and combined financial statements should be read in conjunction with each individual Coso Partnership's and Subsidiaries financial statements and their accompanying notes.

     The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                                                COSO PARTNERSHIPS
                               UNAUDITED CONSOLIDATED AND COMBINED BALANCE SHEETS
                                             (Dollars in thousands)



                                                                                           March 31,          December 31,
                                                                                             2004                2003
                               Assets:
 Current Assets:
    Cash and cash equivalents...................................................         $   22,442           $    2,135
    Restricted cash and cash equivalents........................................             27,934               29,567
    Accounts receivable, net....................................................             20,892               21,740
    Prepaid expenses and other assets...........................................              1,537                2,796
    Inventory...................................................................              5,324                5,270
    Amounts due from related parties............................................              6,757                6,829
                                                                                             ------               ------
                                            Total current assets                             84,886               68,337


 Restricted cash and cash equivalents...........................................             14,023               13,526
 Property, plant and equipment, net.............................................            381,058              386,899
 Power purchase agreement, net..................................................             41,069               42,323
 Deferred financing costs, net..................................................              4,528                4,725
                                                                                             ------              -------

                                            Total assets                                 $  525,564           $  515,810
                                                                                            =======              =======


                               Liabilities and Partners' Capital:

 Current Liabilities:
    Accounts payable and accrued liabilities....................................         $    5,320           $    8,508
    Amounts due to related parties..............................................              7,978                1,588
    Current portion of project loans............................................             31,332               31,332
                                                                                             ------               ------
                                            Total current liabilities                        44,630               41,428


 Other liabilities..............................................................             46,131               45,523
 Project loans..................................................................            222,282              222,282
                                                                                            -------              -------
                                            Total liabilities                               313,043              309,233

 Partners' capital..............................................................            212,521              206,577
                                                                                            -------              -------

                                            Total liabilities & partners'capital         $  525,564          $   515,810
                                                                                            =======              =======








                      See accompanying notes to the unaudited consolidated and combined financial statements.

                                         COSO PARTNERSHIPS
                                UNAUDITED CONSOLIDATED AND COMBINED
                                     STATEMENTS OF OPERATIONS
                                      (Dollars in thousands)



                                                                      Three-Months            Three-Months
                                                                          Ended                   Ended
                                                                        March 31,               March 31,
                                                                          2004                    2003
 Revenue:
    Energy revenues.....................................              $    28,150             $    26,683
    Capacity revenues...................................                    3,716                   3,716
                                                                           ------                  ------
           Total revenue................................                   31,866                  30,399

 Operating expenses:
    Plant operating expenses............................                    8,761                   7,362
    Royalty expense.....................................                    3,837                   4,178
    Depreciation and amortization.......................                    7,767                   7,654
                                                                           ------                  ------
           Total operating expenses.....................                   20,365                  19,194

           Operating income.............................                   11,501                  11,205

 Other (income)/expenses:
    Interest and other income...........................                     (461)                   (538)
    Interest expense....................................                    5,676                   6,293
    Noncash interest expense............................                      342                     329
                                                                            -----                   -----
           Total other expenses.........................                    5,557                   6,084
                                                                            -----                   -----

 Income before cumulative effect of change
    in accounting principle.............................                    5,944                   5,121


 Cumulative effect of change in
    accounting principle................................                       --                   4,481
                                                                            -----                   -----

            Net income..................................              $     5,944             $       640
                                                                            =====                   =====








         See accompanying notes to the unaudited consolidated and combined financial statements.

                                    COSO PARTNERSHIPS
                           UNAUDITED CONSOLIDATED AND CONDENSED
                             COMBINED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)


                                                                      Three-Months          Three-Months
                                                                          Ended                 Ended
                                                                        March 31,             March 31,
                                                                          2004                  2003

 Net cash provided by (used in) operating activities.....             $   19,850            $   19,245
 Net cash provided by (used in) investing activities.....                    492                (4,727)
 Net cash provided by (used in) financing activities.....                    (35)                   (4)
                                                                          ------                ------


 Net change in cash and cash equivalents.................             $   20,307            $   14,514
                                                                          ======                ======







   See accompanying notes to the unaudited consolidated and condensed combined financial statements.

                                COSO PARTNERSHIPS
                             NOTES TO THE UNAUDITED
                           CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS
                             (Dollars in thousands)

(1)      Basis of Presentation

The accompanying unaudited consolidated and combined financial statements were derived from the stand alone unaudited financial statements of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers and Coso Power Developers and Subsidiary ("the Coso Partnerships"). All intercompany accounts and transactions were eliminated. This financial information has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships as a whole. The unaudited consolidated and combined financial statements should be read in conjunction with each individual Partnership's unaudited financial statements.

The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States requires the Coso Partnerships to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year. The Coso Partnerships have experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in energy revenues, expenses and net income will continue.

The data for the balance sheets presented herein for March 31, 2004 and December 31, 2003 were derived from the Coso Partnership's financial statements for the interim period and fiscal year then ended and includes the effect of consolidating New CLPSI Company, LLC ("CLPSI") and Coso Transmission Line Partners ("CTLP"), but does not include all disclosures required by accounting principles generally accepted in the United States.

(2)      New Accounting Pronouncements

The consolidated financial statements of the Coso Partnerships include the accounts of CPLSI and CTLP, as a result of the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46. ("FIN 46") (Consolidation of Variable Interest Entities), an interpretation of Accounting Research Bulletin No. 51. FIN 46 required certain variable interest entities to be consolidated by the primary beneficiary of the entity even though the equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46 (R), which clarified and replaced FIN 46 that required all variable interest entities, regardless of when they were created to be evaluated under Fin 46 (R) no later than the period ending March 15, 2004. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, the following conditions exist. As a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. The Coso Partnerships believe that CLPSI and CTLP, the entities that holds the inventory and transmission assets are variable interest entities and under FIN 46 (R) should be consolidated. The inventory, related physical assets, and payables will be recorded as the Coso Partnership's assets and liabilities. The impact to the Coso Partnership's future statement of operations will be increased depreciation, partially offset by other income.

The consolidated financial statements related to prior periods have been restated to consolidate the accounts of CLPSI and CTLP as a direct result of the adoption of FIN 46 (R). There was no cumulative effect recorded upon the adoption of the Interpretation.

(3)      Accounts Receivable and Revenue Recognition

Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under a power purchase contract. Operating revenues are recognized as income during the period in which electricity is delivered to Edison.

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
(example: DEC-31-1997)                      Dec - 31 - 2003      DEC - 31 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2003      JAN - 01 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2003      MAR - 31 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 3 MOS
                                                     ----                        -----
CASH                                                         0                           0
SECURITIES                                                   0                           0
RECEIVABLES                                            254,622                     260,297
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETDS                                         32,340                      38,015
PP&E                                                         0                           0
DEPRECIATION                                                 0                           0
TOTAL ASSETS                                           254,622                     260,297
CURRENT LIABILITIES                                     32,340                      38,015
BONDS                                                  253,614                     253,614
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             254,622                     260,297
SALES                                                        0                           0
TOTAL REVENUES                                          24,828                       5,675
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                               0                           0
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       24,828                       5,675
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                                   0                           0
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                  EXHIBIT 27.2

                                    Form S-X
                       Commercial and Industrial Companies


Financial Data Schedule Worksheet for:      COSO FINANCE PARTNERS AND SUBSIDIARY
                                            ------------------------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

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
(example: DEC-31-1997)                      Dec - 31 - 2003      DEC - 31 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2003      JAN - 01 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2003      MAR - 31 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 3 MOS
                                                     ----                        -----
CASH                                                     1,454                       8,477
SECURITIES                                              24,657                      24,287
RECEIVABLES                                              8,996                       9,300
ALLOWANCES                                                 546                         546
INVENTORY                                                    0                           0
CURRENT ASSETS                                          27,454                      33,580
PP&E                                                   247,215                     247,610
DEPRECIATION                                           111,344                     113,904
TOTAL ASSETS                                           187,265                     191,357
CURRENT LIABILITIES                                     15,671                      16,086
BONDS                                                   97,547                      97,547
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             187,265                     191,357
SALES                                                   59,792                      13,111
TOTAL REVENUES                                          61,416                      13,202
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          33,675                       7,753
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       10,257                       2,319
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                  1,780                           0
NET INCOME                                              15,704                       3,130
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
(example: DEC-31-1997)                      Dec - 31 - 2003      DEC - 31 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2003      JAN - 01 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2003      MAR - 31 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 3 MOS
                                                     ----                        -----
CASH                                                       603                       7,378
SECURITIES                                              10,155                       9,691
RECEIVABLES                                              7,272                       6,765
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          18,982                      24,289
PP&E                                                   250,930                     251,120
DEPRECIATION                                           120,411                     122,499
TOTAL ASSETS                                           170,556                     173,595
CURRENT LIABILITIES                                     13,507                      14,863
BONDS                                                   84,821                      84,821
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             170,556                     173,595
SALES                                                   46,869                       9,099
TOTAL REVENUES                                          48,010                       9,410
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          24,820                       5,730
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        8,385                       1,993
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                    924                           0
NET INCOME                                              13,881                       1,687
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                  EXHIBIT 27.4

                                    Form S-X
                       Commercial and Industrial Companies

Financial Data Schedule Worksheet for:      COSO POWER DEVELOPERS AND SUBSIDIARY
                                            ------------------------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

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
(example: DEC-31-1997)                      Dec - 31 - 2003      DEC - 31 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD START
(example: JAN-01-1997)                      Jan - 01 - 2003      JAN - 01 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

PERIOD END
(example: SEP-30-1997)                      Dec - 31 - 2003      MAR - 31 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 3 MOS
                                                     ----                        -----
CASH                                                        78                       6,587
SECURITIES                                               8,281                       7,979
RECEIVABLES                                             14,479                      13,923
ALLOWANCES                                                  82                          82
INVENTORY                                                    0                           0
CURRENT ASSETS                                          23,451                      28,728
PP&E                                                   225,873                     225,958
DEPRECIATION                                           105,364                     107,227
TOTAL ASSETS                                           164,543                     167,292
CURRENT LIABILITIES                                     13,800                      15,392
BONDS                                                   71,246                      71,246
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             164,543                     167,292
SALES                                                   46,149                       9,656
TOTAL REVENUES                                          46,575                       9,784
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          27,410                       6,951
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        7,500                       1,706
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                  1,777                           0
NET INCOME                                               9,888                       1,127
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

          CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION
                    302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, James D. Bishop, Sr., certify that:

1.   I have  reviewed  this  quarterly  report  on Form 10-Q of  Caithness  Coso
     Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the "Registrant");

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


Date:  May 17, 2004                      Caithness Coso Funding Corp.
                                         a Delaware Corporation

                                          By:  /S/ JAMES D. BISHOP, SR.
                                               ------------------------
                                                   James D. Bishop, Sr.
                                                   Director, Chairman &
                                                   Chief Executive Officer

          CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION
                    302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher T. McCallion, certify that:

1.   I have  reviewed  this  quarterly  report  on Form 10-Q of  Caithness  Coso
     Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the "Registrant");

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


Date:  May 17, 2004                      Caithness Coso Funding Corp.
                                         a Delaware Corporation

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

                                  Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the "Registrant") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James D. Bishop, Sr., Chief Executive Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Date:  May 17, 2004                     Caithness Coso Funding Corp.
                                        a Delaware Corporation

                                         By:  /S/ JAMES D. BISHOP, SR.
                                              ------------------------
                                                  James D. Bishop, Sr.
                                                  Director, Chairman &
                                                  Chief Executive Officer

                                  Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the "Registrant") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher T. McCallion, Chief Financial Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Date:  May 17, 2004                    Caithness Coso Funding Corp.
                                       a Delaware Corporation

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


                                       CAITHNESS COSO FUNDING CORP.,
                                       a Delaware corporation

Date:  May 17, 2004                     By:  /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                                 Christopher T. McCallion
                                                 Executive Vice President &
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)


                                       COSO FINANCE PARTNERS AND SUBSIDIARY
                                       a California general Partnership

                                        By: New CLOC Company, LLC,
                                             its Managing General Partner

Date:  May 17, 2004                     By:  /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                                 Christopher T. McCallion
                                                 Executive Vice President &
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)


                                       COSO ENERGY DEVELOPERS
                                       a California general Partnership

                                        By: New CHIP Company, LLC,
                                             its Managing General Partner

Date:  May 17, 2004                     By:  /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                                 Christopher T. McCallion
                                                 Executive Vice President &
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)



                                       COSO POWER DEVELOPERS AND SUBSIDIARY
                                       a California general Partnership

                                        By: New CTC Company, LLC,
                                             its Managing General Partner

Date:  May 17, 2004                     By:  /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                                 Christopher T. McCallion
                                                 Executive Vice President &
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)