Form 10-Q
period 2004-06-30
CAITHNESS COSO FUNDING CORP; COSO ENERGY DEVELOPERS; COSO FINANCE PARTNERS; COSO POWER DEVELOPERS
filed 2004-08-13
CIK 1088866, 1088869, 1088870, 1088873

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the quarterly period ended    June 30, 2004
                                              -------------

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


        300 shares in Caithness Coso Funding Corp. as of August 13, 2004
        ----------------------------------------------------------------

                          CAITHNESS COSO FUNDING CORP.
                                    Form 10-Q
                       For the Quarter Ended June 30, 2004



PART I.    FINANCIAL INFORMATION                                        Page No.

ITEM 1.    Financial Statements

    Caithness Coso Funding Corp.
    Unaudited balance sheets at June 30, 2004 and December 31, 2003            4
    Unaudited statements of operations for the three-months ended
      June 30, 2004, the three-months ended June 30, 2003, the six-months
      ended June 30, 2004 and the six-months ended June 30, 2003               5
    Unaudited condensed statements of cash flows for the six-months
      ended June 30, 2004 and the six-months ended June 30, 2003               6
    Notes to the unaudited financial statements                                7

    Coso Finance Partners and Subsidiary
    Unaudited consolidated balance sheets at June 30, 2004 and
      December 31, 2003                                                        8
    Unaudited consolidated statements of operations for the three-months months ended June 30, 2004, the three-months ended June 30, 2003, the six-months ended June 30, 2004 and the six-months ended
      June 30, 2003                                                            9
    Unaudited consolidated condensed statements of cash flows for the six-months ended June 30, 2004 and the six-months ended
      June 30, 2003                                                           10
    Notes to the unaudited consolidated financial statements                  11

    Coso Energy Developers
    Unaudited balance sheets at June 30, 2004 and December 31, 2003           13
    Unaudited statements of operations for the three-months ended months ended June 30, 2004, the three-months ended June 30, 2003, the six-months ended June 30, 2004 and the six-months ended
      June 30, 2003                                                           14
    Unaudited condensed statements of cash flows for the six-months
      ended June 30, 2004 and the six-months ended June 30, 2003              15
    Notes to the unaudited financial statements                               16

    Coso Power Developers and Subsidiary
    Unaudited consolidated balance sheets at June 30, 2004 and
      December 31, 2003                                                       17
    Unaudited consolidated statements of operations for the three-months months ended June 30, 2004, the three-months ended June 30, 2003, the six-months ended June 30, 2004 and the six-months ended
      June 30, 2003                                                           18
    Unaudited consolidated condensed statements of cash flows for the six-months ended June 30, 2004 and the six-months ended
      June 30, 2003                                                           19
    Notes to the unaudited consolidated financial statements                  20

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            21

ITEM 3.     Control and Procedures                                            27


PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                 28
ITEM 2.     Change in Securities and Use of Proceeds                          28
ITEM 3.     Defaults upon Senior Securities                                   28
ITEM 4.     Submission of Matters to a Vote of Security Holders               28
ITEM 5.     Other Information                                                 28
   Supplemental consolidated and combined financial information for the
   Coso Partnerships and Subsidiaries
   Unaudited consolidated and combined balance sheets at June 30, 2004 and
     December 31, 2003                                                        29
   Unaudited consolidated and combined statements of operations for the three-months ended June 30, 2004, three-months ended June 30, 2003, the six-months ended June 30, 2004 and the six-months ended
     June 30, 2003                                                            30
   Unaudited consolidated, combined and condensed statements of cash flows for the six-months ended June 30, 2004 and the six-months ended
     June 30, 2003                                                            31
   Notes to the consolidated unaudited combined financial statements          32

ITEM 6.    Exhibits and Reports on Form 8-K                                   34

                                        CAITHNESS COSO FUNDING CORP.
                                          UNAUDITED BALANCE SHEETS
                                           (Dollars in thousands)


                                                                                   June 30,          December 31,
                                                                                     2004                2003
                            Assets:
Current Assets:
  Accrued interest receivable................................................... $    896            $   1,008
  Current portion of project loan from Coso Finance Partners....................   12,456               10,694
  Current portion of project loan from Coso Energy Developers...................    9,425                9,920
  Current portion of project loan from Coso Power Developers....................   11,110               10,718
                                                                                   ------               ------
                    Total current assets                                           33,887               32,340


Project loan from Coso Finance Partners.........................................   80,811               86,853
Project loan from Coso Energy Developers........................................   71,428               74,901
Project loan from Coso Power Developers.........................................   55,850               60,528
                                                                                  -------              -------

                    Total assets                                                $ 241,976            $ 254,622
                                                                                  =======              =======


                            Liabilities and Stockholders' Equity:

Current Liabilities:
   Senior secured notes:
   Accrued interest payable.....................................................$     896            $   1,008
   Current portion on project loans.............................................   32,991               31,332
                                                                                   ------               ------
                   Total current liabilities                                       33,887               32,340

9.05% notes due December 15, 2009...............................................  208,089              222,282

Stockholders' equity............................................................        -                    -
                                                                                  -------              -------

                   Total liabilities & stockholders' equity                     $ 241,976            $ 254,622
                                                                                  =======              =======








                          See accompanying notes to the unaudited financial statements

                                         CAITHNESS COSO FUNDING CORP.
                                      UNAUDITED STATEMENTS OF OPERATIONS
                                            (Dollars in thousands)


                                          Three-Months       Three-Months       Six-Months       Six-Months
                                              Ended              Ended            Ended            Ended
                                             June 30,           June 30,         June 30,         June 30,
                                               2004               2003             2004             2003
    Interest income................       $    5,689         $    6,323         $  11,364        $  12,617
    Interest expense...............           (5,689)            (6,323)          (11,364)         (12,617)
                                              -------            -------          --------         --------

        Net income................        $        -         $        -         $                $
                                              =======            =======          ========         ========







                        See accompanying notes to the unaudited financial statements

                                         CAITHNESS COSO FUNDING CORP.
                                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                            (Dollars in thousands)

                                                                                      Six-Months        Six-Months
                                                                                        Ended             Ended
                                                                                       June 30,          June 30,
                                                                                         2004              2003
Cash flows from investing activities - repayment of project loans......              $   12,646        $   11,187
Cash flows from financing activities - repayment of 9.05% notes........                 (12,646)          (11,187)
                                                                                         ------            ------

Net changes in cash....................................................              $        -        $        -
                                                                                         ======            ======

Supplemental cash flow disclosure:
    Cash paid for interest.............................................              $   11,476       $    12,726
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

The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States of America requires Funding Corp. to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, income and expenses during the reporting period. Actual results could differ from these estimates. The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                                                COSO FINANCE PARTNERS
                                                   AND SUBSIDIARY
                                        UNAUDITED CONSOLIDATED BALANCE SHEETS
                                                (Dollars in thousands)

                                                                                        June 30,          December 31,
                                                                                          2004               2003
                                Assets:
  Current Assets:
     Cash and cash equivalents..................................................      $    1,601          $    1,454
     Restricted cash and cash equivalents.......................................          11,350              11,408
     Accounts receivable, net...................................................           8,989               6,925
     Prepaid expenses & other assets............................................             145                 872
     Inventory..................................................................           5,273               5,270
     Amounts due from related parties...........................................           2,030               1,525
                                                                                          ------              ------
                                            Total current assets                          29,388              27,454


  Restricted cash and cash equivalents..........................................          14,160              13,249
  Property, plant & equipment, net..............................................          32,651             135,871
  Purchase power contract, net..................................................           8,224               8,798
  Deferred financing costs, net.................................................           1,735               1,893
                                                                                         -------             -------

                                            Total assets                              $  186,158         $   187,265
                                                                                         =======             =======


                                Liabilities and Partners' Capital:

  Current Liabilities:
     Accounts payable and accrued liabilities...................................      $    3,360         $     4,503
     Amounts due to related parties.............................................             389                 474
     Current portion of project loan............................................          12,456              10,694
                                                                                          ------              ------
                                           Total current liabilities                      16,205              15,671

  Other liabilities.............................................................          16,624              15,603
  Project loan..................................................................          80,811              86,853
                                                                                         -------             -------
                                           Total liabilities                             113,640             118,127

  Minority interest.............................................................           2,378               2,462
  Partners' capital.............................................................          70,140              66,676
                                                                                         -------             -------

                                           Total liabilities & partners' capital      $  186,158         $   187,265
                                                                                         =======             =======






                            See accompanying notes to the unaudited consolidated financial statements

                                                   COSO FINANCE PARTNERS
                                                       AND SUBSIDIARY
                                       UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Dollars in thousands)

                                                              Three-Months       Three-Months       Six-Months       Six-Months
                                                                 Ended               Ended            Ended            Ended
                                                                June 30,            June 30,         June 30,         June 30,
                                                                  2004                2003             2004             2003
Revenue:
   Energy revenues ...............................             $  11,046          $  11,757         $  22,902        $  23,055
   Capacity revenues .............................                 3,537              3,566             4,792            4,821
                                                                  ------             ------            ------           ------
          Total revenue ..........................                14,583             15,323            27,694           27,876

Operating expenses:
   Plant operating expenses.......................                 2,830              2,317             5,509            4,584
   Royalty expense................................                 2,801              3,940             5,027            6,621
   Depreciation and amortization..................                 2,850              2,718             5,698            5,284
                                                                   -----              -----             -----            -----
          Total operating expenses................                 8,481              8,975            16,234           16,489

          Operating income........................                 6,102              6,348            11,460           11,387

Other (income)/expenses:
    Interest and other income.....................                  (120)              (109)             (211)            (223)
    Interest expense..............................                 2,188              2,491             4,372            4,974
    Noncash interest expense......................                   135                130               270              260
                                                                   -----              -----             -----            -----
          Total other expenses....................                 2,203              2,512             4,431            5,011
                                                                   -----              -----             -----            -----

 Income before cumulative effect of change
    in accounting principle.......................                 3,899              3,836             7,029            6,376

Cumulative effect of change in
    accounting principle..........................                     -                  -                 -            1,780
                                                                   -----              -----             -----            -----

           Net income.............................             $   3,899          $   3,836         $   7,029        $   4,596
                                                                   =====              =====             =====            =====








                              See accompanying notes to the unaudited consolidated financial statements

                                    COSO FINANCE PARTNERS
                                       AND SUBSIDIARY
                            UNAUDITED CONSOLIDATED AND CONDENSED
                                 STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)

                                                                Six-Months          Six-Months
                                                                  Ended               Ended
                                                                 June 30,            June 30,
                                                                   2004                2003

 Net cash provided by (used in) operating activities....        $  10,835           $   7,982
 Net cash provided by (used in) investing activities....           (2,757)             (4,590)
 Net cash provided by (used in) financing activities....           (7,931)             (5,460)
                                                                    -----               -----

 Net change in cash and cash equivalents................        $     147           $  (2,068)
                                                                    =====               =====
 Supplemental cash flow disclosure:
            Cash paid for interest......................        $   4,414           $   5,021
                                                                    =====               =====








   See accompanying notes to the unaudited consolidated and condensed financial statements

                              COSO FINANCE PARTNERS
                                 AND SUBSIDIARY
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)      Organization and Operation

Coso Finance Partners (CFP), a general partnership, is engaged in the operation of an 80 MW power generation facility located at the China Lake Naval Air Weapons Station, China Lake California. CFP sells all electricity produced to Southern California Edison (Edison) under a 24-year power purchase contract expiring in 2011.

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

The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States of America requires CFP to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year. CFP has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in energy revenues, expenses and net income will continue.

The data for the consolidated balance sheets presented herein for June 30, 2004 and December 31, 2003 were derived from CFP's financial statements for the interim period and fiscal year then ended and includes the effect of consolidating New CLPSI Company, LLC (CLPSI), but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(3)      New Accounting Pronouncements

The consolidated financial statements of CFP include the accounts of CPLSI, as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46. (FIN 46) (Consolidation of Variable Interest Entities), an interpretation of Accounting Research Bulletin No. 51. FIN 46 required certain variable interest entities to be consolidated by the primary beneficiary of the entity even though the equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46
(R), which clarified and replaced FIN 46 that required all variable interest entities, regardless of when they were created to be evaluated under FIN 46 (R) no later than the period ending March 15, 2004. An entity is subject to consolidation according to the provisions of FIN 46 (R) if, by design, the following conditions exist. As a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. CFP believes that CLPSI, the entity that holds the inventory for Coso Power Developers, Coso Energy Developer and CFP is a variable interest entity and under FIN 46 (R) should be consolidated. The inventory, related physical assets, and payables have been recorded as CFP's assets and liabilities. The impact to CFP's future consolidated statement of operations will be increased depreciation, partially offset by other income.

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

                                           COSO ENERGY DEVELOPERS
                                          UNAUDITED BALANCE SHEETS
                                           (Dollars in thousands)


                                                                                  June 30,          December 31,
                                                                                    2004               2003
                               Assets:
 Current Assets:
    Cash and cash equivalents.............................................      $      17           $     603
    Restricted cash and cash equivalents..................................          9,944              10,013
    Accounts receivable, net..............................................          8,646               6,830
    Prepaid expenses and other assets.....................................            139               1,094
    Amounts due from related parties......................................            453                 442
                                                                                   ------              ------
                                      Total current assets                         19,199              18,982


 Restricted cash..........................................................            142                 142
 Investment in Coso Transmission Line Partners............................          2,488               2,542
 Advances to New CLPSI Company, LLC.......................................            484                 548
 Property, plant and equipment, net.......................................        126,855             130,519
 Power purchase agreement, net............................................         15,757              16,293
 Deferred financing costs, net............................................          1,402               1,530
                                                                                  -------             -------

                                      Total assets                              $ 166,327           $ 170,556
                                                                                  =======             =======


                               Liabilities and Partners' Capital:

 Current Liabilities:
    Accounts payable and accrued liabilities..............................      $   1,667           $   2,114
    Amounts due to related parties........................................          1,408               1,473
    Current portion of project loan.......................................          9,425               9,920
                                                                                   ------              ------
                                      Total current liabilities                    12,500              13,507

 Other liabilities and related parties....................................         27,554              27,331
 Project loan.............................................................         71,428              74,901
                                                                                  -------             -------
                                      Total liabilities                           111,482             115,739

 Partners' capital........................................................         54,845              54,817
                                                                                  -------             -------

                                      Total liabilities &  partners' capital    $ 166,327           $ 170,556
                                                                                  =======             =======






                     See accompanying notes to the unaudited financial statements

                                                   COSO ENERGY DEVELOPERS
                                             UNAUDITED STATEMENTS OF OPERATIONS
                                                   (Dollars in thousands)


                                                       Three-Months         Three-Months        Six-Months        Six-Months
                                                          Ended                Ended              Ended             Ended
                                                         June 30,             June 30,           June 30,          June 30,
                                                           2004                 2003               2004              2003
Revenue:
   Energy revenues..............................        $   7,550            $   8,126          $  15,422         $  16,233
   Capacity revenues............................            3,484                3,484              4,711             4,711
                                                           ------               ------             ------            ------
          Total revenue.........................           11,034               11,610             20,133            20,944

Operating expenses:
   Plant operating expenses.....................            4,754                3,071              8,160             5,856
   Royalty expense..............................              686                  664                653               689
   Depreciation and amortization................            2,358                2,316              4,715             4,628
                                                            -----                -----             ------            ------
          Total operating expenses..............            7,798                6,051             13,528            11,173

          Operating income......................            3,236                5,559              6,605             9,771

Other (income)/expenses:
   Interest and other income....................             (230)                (276)              (541)             (605)
   Interest expense.............................            1,903                2,023              3,801             4,034
   Noncash interest expense.....................               94                   91                189               183
                                                            -----                -----              -----             -----
          Total other expenses..................            1,767                1,838              3,449             3,612
                                                            -----                -----              -----             -----

Income before cumulative effect of change
    in accounting principle.....................            1,469                3,721              3,156             6,159

Cumulative effect of change in
    accounting principle........................                -                    -                  -               924
                                                            -----                -----              -----             -----

           Net income...........................        $   1,469            $   3,721          $   3,156         $   5,235
                                                            =====                =====              =====             =====








                                 See accompanying notes to the unaudited financial statements

                                     COSO ENERGY DEVELOPERS
                          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)



                                                                        Six-Months          Six-Months
                                                                          Ended               Ended
                                                                         June 30,            June 30,
                                                                           2004                2003

 Net cash provided by (used in) operating activities.....              $   6,900           $   9,945
 Net cash provided by (used in) investing activities.....                   (390)             (2,696)
 Net cash provided by (used in) financing activities.....                 (7,096)             (2,022)
                                                                           -----               -----

 Net change in cash and cash equivalents.................              $    (586)          $   5,227
                                                                           =====               =====

 Supplemental cash flow disclosure:
          Cash paid for interest.........................              $   3,838           $   4,067
                                                                           =====               =====







                  See accompanying notes to the unaudited condensed financial statements

                             COSO ENERGY DEVELOPERS
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)      Organization and Operation

Coso Energy Developers (CED), a general partnership, is engaged in the operation of an 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CED sells all electricity produced to Southern California Edison (Edison) under a 30-year power purchase contract expiring in 2019.

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

The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States of America requires CED to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year. CED has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in energy revenues, expenses and net income will continue.

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

                                             COSO POWER DEVELOPERS
                                                AND SUBSIDIARY
                                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                            (Dollars in thousands)


                                                                                     June 30,            December 31,
                                                                                       2004                 2003
                               Assets:
 Current Assets:
    Cash and cash equivalents...............................................       $     193             $      78
    Restricted cash and cash equivalents....................................           9,739                 8,146
    Accounts receivable, net................................................           9,799                 7,985
    Prepaid expenses and other assets.......................................             135                   830
    Amounts due from related parties........................................           6,691                 6,412
                                                                                      ------                ------
                                        Total current assets                          26,557                23,451


 Restricted cash............................................................             135                   135
 Advances to New CLPSI Company, LLC.........................................           1,892                 1,914
 Property, plant and equipment, net.........................................         116,923               120,509
 Power purchase agreement, net..............................................          15,834                17,232
 Deferred financing costs, net..............................................           1,193                 1,302
                                                                                     -------               -------

                                        Total assets                               $ 162,534             $ 164,543
                                                                                     =======               =======


                             Liabilities and Partners' Capital:

 Current Liabilities:
    Accounts payable and accrued liabilities................................       $   1,999             $   1,891
    Amounts due to related parties..........................................           1,467                 1,191
    Current portion of project loan.........................................          11,110                10,718
                                                                                      ------                ------
                                        Total current liabilities                     14,576                13,800


 Other liabilities..........................................................           2,706                 2,589
 Project loan...............................................................          55,850                60,528
                                                                                      ------                ------
                                        Total liabilities                             73,132                76,917


 Minority interest..........................................................           2,486                 2,542
 Partners' capital..........................................................          86,916                85,084
                                                                                      ------                ------

                                        Total liabilities & partners' capital      $ 162,534             $ 164,543
                                                                                     =======               =======





                     See accompanying notes to the unaudited consolidated financial statements

                                                   COSO POWER DEVELOPERS
                                                      AND SUBSIDARY
                                      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Dollars in thousands)


                                                          Three-Months         Three-Months         Six-Months         Six-Months
                                                             Ended                Ended               Ended              Ended
                                                            June 30,             June 30,            June 30,           June 30,
                                                              2004                 2003                2004               2003
Revenue:
   Energy revenues.................................        $   7,939            $   7,321           $  16,361          $  14,599
   Capacity revenues...............................            3,504                3,504               4,738              4,738
                                                              ------               ------              ------             ------
          Total revenue............................           11,443               10,825              21,099             19,337

Operating expenses:
   Plant operating expenses........................            2,386                2,511               5,131              4,885
   Royalty expense.................................            1,962                1,703               3,606              3,175
   Depreciation and amortization...................            2,556                2,499               5,118              5,275
                                                               -----                -----              ------             ------
          Total operating expenses.................            6,904                6,713              13,855             13,335

          Operating income.........................            4,539                4,112               7,244              6,002

Other (income)/expenses:
   Interest and other income.......................             (140)                (132)               (268)              (291)
   Interest expense................................            1,595                1,806               3,189              3,605
   Noncash interest expense........................              114                  108                 226                215
                                                               -----                -----               -----              -----
          Total other expenses.....................            1,569                1,782               3,147              3,529
                                                               -----                -----               -----              -----

Income before cumulative effect of change
    in accounting principle........................            2,970                2,330               4,097              2,473

Cumulative effect of change in
   accounting principle............................                -                    -                   -              1,777
                                                               -----                -----               -----              -----

           Net income..............................        $   2,970            $   2,330           $   4,097          $     696
                                                               =====                =====               =====              =====









                            See accompanying notes to the unaudited consolidated financial statements

                                      COSO POWER DEVELOPERS
                                         AND SUBSIDIARY
                              UNAUDITED CONSOLIDATED AND CONDENSED
                                    STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)


                                                                     Six-Months          Six-Months
                                                                       Ended               Ended
                                                                      June 30,            June 30,
                                                                        2004                2003

 Net cash provided by (used in) operating activities.......          $   8,449           $   7,141
 Net cash provided by (used in) investing activities.......             (1,727)             (3,647)
 Net cash provided by (used in) financing activities.......             (6,607)             (3,719)
                                                                         -----               -----

 Net change in cash and cash equivalents...................          $     115           $    (225)
                                                                         =====               =====
 Supplemental cash flows disclosure:
         Cash paid for interest............................          $   3,224           $   3,638
                                                                         =====               =====








      See accompanying notes to the unaudited consolidated and condensed financial statements

                              COSO POWER DEVELOPERS
                                 AND SUBSIDIARY
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)      Organization and Operation

Coso Power Developers (CPD), a general partnership, is engaged in the operation of an 80 MW power generation facility located at the Coso Hot Springs, China Lake California. CPD sells all electricity produced to Southern California Edison (Edison) under a 20-year power purchase contract expiring in 2010.

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

The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States of America requires CPD to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year. CPD has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in energy revenues, expenses and net income will continue.

The data for the consolidated balance sheets presented herein for June 30, 2004 and December 31, 2003 were derived from CPD's financial statements for the interim period and fiscal year then ended and includes the effect of consolidating Coso Transmission Line Partners (CTLP), but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(3)      New Accounting Pronouncements

The consolidated financial statements of CPD include the accounts of CTLP, as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46. (FIN 46) (Consolidation of Variable Interest Entities), an interpretation of Accounting Research Bulletin No. 51. FIN 46 required certain variable interest entities to be consolidated by the primary beneficiary of the entity even though the equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46
(R), which clarified and replaced FIN 46 that required all variable interest entities, regardless of when they were created to be evaluated under FIN 46 (R) no later than the period ending March 15, 2004. An entity is subject to consolidation according to the provisions of FIN 46 (R) if, by design, the following conditions exist. As a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. CPD believes that CTLP, the entity that holds additional transmission equipment for Coso Energy Developers and CPD is a variable interest entity and under FIN 46
(R) should be consolidated. The additional transmission equipment will be recorded as CPD's assets. The impact to CPD's future statement of operations will be increased depreciation, partially offset by other income.

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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. (Funding Corp.), Coso Finance Partners and Subsidiary (the Navy I Partnership), Coso Energy Developers (the BLM Partnership), and Coso Power Developers and Subsidiary (the Navy II Partnership), collectively, (the Coso Partnerships) and their respective management. Such statements may be identified by terms such as expected, anticipated, may, will, believe or other terms or variations of such words. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause future operating results to differ materially from those anticipated include, but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Southern California Edison, (Edison), (iii) risks related to the operation of power plants including terrorism (iv) the impact of avoided cost pricing along with other pricing variables, (v) general operating risks, including variability of resource and regulatory oversight, (vi) changes in government regulation, (vii) the effects of competition and (viii) the alleged manipulation of the California energy market.

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

     Each Coso partnership sells 100% of the electrical energy generated at its plant to Edison under a long-term Standard Offer No.4 power purchase agreement. Each power purchase agreement expires after the final maturity date of the 9.05% Series B Senior Secured Notes (Notes) issued by Funding Corp.

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

     Edison entered into an agreement (Agreement) with the Coso Partnerships on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date the Coso Partnerships began receiving a fixed energy rate of 5.37 cents per kWh for five (5) years in lieu of the rate calculated based on the avoided cost of energy. This Agreement was challenged in the federal courts. The California State Supreme Court found that no state laws were violated, and the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) affirmed this judgment. As a result of the Ninth Circuit's decision, the Agreements remain in full force and effect.

     After the five year period expires in April 2007, Edison will be required to make energy payments to the Coso Partnerships based on its avoided cost of energy until each partnership's power purchase agreement expires. The power purchase agreement for the Navy I Partnership will expire in August 2011, the power purchase agreement for the BLM Partnership will expire in March 2019, and the power purchase agreement for the Navy II Partnership will expire in January 2010. The California Public Utilities Commission (CPUC) has initiated a hearing to re-evaluate the methodology of calculating the avoided cost of energy in the future. It is not possible to predict with accuracy the likely level of future avoided cost of energy prices.

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

     The Coso Partnerships are required to make royalty payments to the U.S. Navy and the Bureau of Land Management. The Navy I Partnership pays a royalty for Unit I through reimbursement of electricity supplied to the U.S. Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the U.S. Navy Contract as amended. This formula is primarily based on the tariff rates charged by Edison, which were increased in 2001 by the CPUC, and is subject to future revision. On July 10, 2003, the CPUC adopted a settlement between Edison and other parties to lower retail electric rates effective as of August 1, 2003. These rates are in effect for one year, after which new rates will be established in accordance with CPUC guidelines. Indices utilized in the calculation of the royalties under the Navy I Partnership Unit 1 contract remained unchanged historically based on an agreement between the U.S. Navy and the Navy I Partnership. In November 2001 and October 2002, modifications to the calculation of the reimbursement pricing formula were made to the U.S. Navy Contract. The parties have currently agreed to a replacement index and true-up calculation in favor of the Navy I Partnership. For Units 2 and 3, the Navy I Partnership's royalty expense paid to the U.S. Navy is a fixed percentage of electricity sales which was 15% of revenue received by the Navy I Partnership through 2003 and increased to 20% for 2004 through 2009. In addition, the Navy I Partnership is required to pay the U.S. Navy $25.0 million in December 2009, the date its contract expires. The payment is secured by funds placed on deposit monthly, which funds plus accrued interest are anticipated to aggregate $25.0 million by the expiration date of the contract. Currently, the monthly amount deposited is approximately $111,000. The BLM Partnerships geothermal lease initially had a term of ten years ending in 1998 with automatic extensions until October 31, 2035, so long as geothermal steam is commercially produced. The royalty paid to the Bureau of Land Management is 10% of the net value of steam produced based on a calculation known as the netback which is estimated and paid monthly with an annual true-up after year-end. The Navy II partnership pays a royalty to the U.S. Navy based on a fixed percentage of electricity sales to Edison. The royalty rate is 18% of electricity sales through 2004 and will increase to 20% from 2005 through 2010. The Coso Partnerships also pay other royalties, at various rates which in the aggregate are not material.

     Funding Corp. is a special purpose corporation and a wholly owned subsidiary of the Coso Partnerships. It was formed for the purpose of issuing the senior secured notes (Notes) on behalf of the Coso Partnerships who have jointly, severally, and unconditionally guaranteed repayment of the Notes.

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

     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso Partnership on a stand-alone basis:

                                           Three-Months Ended                        Six-Months Ended
                                                June 30                                   June 30

                                        2004                 2003               2004                 2003
                                        ----                 ----               ----                 ----
Navy I Partnership (stand alone)
  Operating capacity factor             94.0%               104.1%              98.6%               102.3%
  Capacity (MW) (average)               75.24                83.30              78.86                81.87
  kWh produced (000s)                  164,321              181,938            344,471              355,644

BLM Partnership (stand alone)
  Operating capacity factor             85.7%                88.5%              87.0%                88.6%
  Capacity (MW) (average)               68.57                70.78              69.63                70.85
  kWh produced (000s)                  149,749              154,585            304,159              307,762

Navy II Partnership (stand alone)
  Operating capacity factor            102.8%                96.5%             105.6%                97.4%
  Capacity (MW) (average)               82.21                77.20              84.51                77.90
  kWh produced (000s)                  179,549              168,606            369,129              338,401

     Total energy production for the Navy I Partnership decreased for the three and six-months ended June 30, 2004 as compared to the same periods in 2003, due to curtailments by Edison for transmission line maintenance. Total energy production for the BLM Partnership decreased for the three and six-months ended June 30, 2004 as compared to the same periods in 2003, due to wells being temporarily shut down while being repaired. Total energy production for the Navy II Partnership increased for the three and six-months ended June 30, 2004 as compared to the same periods in 2003, due to the successful effort to increase production through well maintenance and capital improvements, including the enhancement of existing production wells and additional steam-field piping modifications. In an effort to increase production overall, the Coso Partnerships are working to enhance the reservoir through an injection augmentation program, which is currently in the engineering design phase, aimed at improving reservoir pressure and minimizing resource decline. The funds necessary to implement the capital improvement program are available from reserves established under the Notes and from excess cash flow generated after debt service.

Results of Operations for the Three and Six-months ended June 30, 2004 and 2003

     The following discusses the results of operations of the Coso Partnerships for the three and six-month periods ended June 30, 2004 and 2003 (dollar amounts in tables are in thousands, except per kWh data):

Revenue

                                     Three-Months            Three-Months             Six-Months              Six-Months
                                         Ended                   Ended                  Ended                   Ended
                                     June 30, 2004           June 30, 2003          June 30, 2004           June 30, 2003

                                   $       Cents/kWh       $       Cents/kWh      $       Cents/kWh       $       Cents/kWh
                                   -       ---------       -       ---------      -       ---------       -       ---------
Total Operating Revenues
including steam transfers
  Navy I Partnership             14,583       8.9        15,323       8.4       27,694       8.0        27,876       7.8
  BLM Partnership                11,034       7.4        11,610       7.5       20,133       6.6        20,944       6.8
  Navy II Partnership            11,443       6.4        10,825       6.4       21,099       5.7        19,337       5.7

     The Coso Partnerships sell all electricity generated to Edison under their respective power purchase agreement. Total operating revenues consist of capacity payments, capacity bonus payments, and energy payments, including steam transfers discussed above.

     Total operating revenues for the Navy I and BLM Partnerships decreased for the three and six-months ended June 30, 2004 as compared to the same periods in 2003 primarily due to the decreases in production, discussed above. Total operating revenues for the Navy II Partnership increased for the three and six-months ended June 30, 2004 as compared to the same periods in 2003 primarily due to the increase in production, discussed above.

Plant Operating Expense

                                     Three-Months            Three-Months             Six-Months              Six-Months
                                         Ended                   Ended                  Ended                   Ended
                                     June 30, 2004           June 30, 2003          June 30, 2004           June 30, 2003

                                   $       Cents/kWh       $       Cents/kWh      $       Cents/kWh       $       Cents/kWh
                                   -       ---------       -       ---------      -       ---------       -       ---------
  Navy I Partnership              2,830       1.7         2,317       1.3        5,509       1.6         4,584       1.3
  BLM Partnership                 4,754       3.2         3,071       2.0        8,160       2.7         5,856       1.9
  Navy II Partnership             2,386       1.3         2,511       1.5        5,131       1.4         4,885       1.4

     Plant operating expense consists of labor and related expenses, supplies and maintenance, property taxes, insurance, well workovers and administrative expense. The increases in plant operating expense for the Navy I and BLM Partnerships for the three-months ended June 30, 2004, and for the Coso Partnership for the six-months ended June 30, 2004, as compared to the same periods in 2003, were primarily due to increased well workovers in 2004 to assist in remediating the decline in steam production, discussed above.

Royalty Expense

                                     Three-Months            Three-Months             Six-Months              Six-Months
                                         Ended                   Ended                  Ended                   Ended
                                     June 30, 2004           June 30, 2003          June 30, 2004           June 30, 2003

                                   $       Cents/kWh       $       Cents/kWh      $       Cents/kWh       $       Cents/kWh
                                   -       ---------       -       ---------      -       ---------       -       ---------
  Navy I Partnership              2,801       1.7         3,940       2.2        5,027       1.5         6,621       1.9
  BLM Partnership                   686       0.5           664       0.4          653       0.2           689       0.2
  Navy II Partnership             1,962       1.1         1,703       1.0        3,606       1.0         3,175       0.9

     Royalty expense for the Navy I Partnership decreased for the three and six-months ended June 30, 2004 as compared to the same periods in 2003, primarily due to a decrease in Unit 1 royalty, resulting from reduced tariff rates charged by Edison. The decrease was partially offset by increased royalties from Units 2 and 3 resulting from the scheduled increase in royalty rate discussed above. Royalty expense for the BLM Partnership decreased for the six-months ended June 30, 2004 as compared to the same period in 2003, due to the current year reconciliation performed under the netback royalty calculation. Royalty expense for the Navy II Partnership increased for the three and six-months ended June 30, 2004 as compared to the same periods in 2003, due to the increase in production discussed above.


Depreciation and Amortization

     Depreciation and amortization expense for the Coso Partnerships for the three and six-months ended June 30, 2004 as compared to the same periods in 2003, remains comparable as older wells and plant overhauls being fully depreciated during 2003 were replaced with new capital additions in 2004.


Interest and Other Income

     Interest and other income for the Coso Partnerships for the three and six-months ended June 30, 2004 as compared to the same periods in 2003, remains comparable as the rate of return on investments remained consistent for those periods.


Interest Expense

     Interest expense for the Coso Partnerships decreased for the three and six-months ended June 30, 2004 as compared to the same periods in 2003, due to the reduction in the principal amount of the project loan from Funding Corp.


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

     The Coso Partnerships ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements and the Coso Partnerships' ability to continue to generate electricity. Edison's shortfall in collections, coupled with its near term capital requirements, materially and adversely affected its liquidity during 2000 and 2001. In resolution of that issue, Edison settled with the CPUC on October 2, 2001, enabling it to recover in retail electric rates its historical shortfall in electric purchase costs. On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the Supreme Court of California. The appeals court stated that if the Agreement violated California state law then the appeals court would be required to void the stipulated judgment. California Supreme Court accepted the Ninth Circuit Court of Appeals request to address the issues referred to it in the September 23, 2002 ruling, and subsequently found that the stipulated judgment did not violate state laws. Consequently, the Agreement remains in full force and effect and it is unknown if any additional appeals are planned. Immediately after this settlement, Edison and each of the Coso Partnerships entered into an amendment of their respective Agreement (referenced above) pertaining to past due obligations. The Agreement, as amended, was approved by CPUC in January of 2002, and established the fixed energy rates discussed above and set payment terms for the past due amounts owed to the Coso Partnerships by Edison. Edison's failure to pay its future obligations may have a material adverse effect on the Coso Partnerships ability to make debt service payments to Funding Corp., as they come due under the Notes.

     Net cash from operating activities for the Navy I Partnership increased for the six-months ended June 30, 2004 as compared to the same period in 2003, primarily due to increased net income and trade payables during 2004. Net cash from operating activities for the BLM Partnership decreased for the six-months ended June 30, 2004 as compared to the same period in 2003, primarily due to a decrease in net income during 2004. Net cash from operating activities for the Navy II Partnership increased for the six-months ended June 30, 2004 as compared to the same period in 2003, primarily due to increased net income. Net cash used in investing activities for the Coso Partnerships decreased for the six-months ended June 30, 2004 as compared to the same period in 2003, due to reduced capital expenditures and lower restricted cash requirements associated with the Notes during 2004. Net cash used in financing activities for the Coso Partnerships increased for the six-months ended June 30, 2004 as compared to the same period in 2003, primarily due to increased distributions to partners.


Item 3.  Control and Procedures

     The Registrant's Chief Executive Officer and Chief Financial Officer (the Registrant's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2004, that the design and operation of the Registrant's "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by the Registrant under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Registrant's management, including the Registrant's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended June 30, 2004, there were no changes in the Registrant's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrant's internal controls over financial reporting.

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

                                                COSO PARTNERSHIPS
                               UNAUDITED CONSOLIDATED AND COMBINED BALANCE SHEETS
                                             (Dollars in thousands)

                                                                                        June 30,            December 31,
                                                                                          2004                  2003
                               Assets:
 Current Assets:
    Cash and cash equivalents...................................................      $    1,811            $    2,135
    Restricted cash and cash equivalents........................................          31,033                29,567
    Accounts receivable, net....................................................          27,434                21,740
    Prepaid expenses and other..................................................             419                 2,796
    Inventory...................................................................           5,273                 5,270
    Amounts due from related parties............................................           7,182                 6,829
                                                                                          ------                ------
                                        Total current assets                              73,152                68,337


 Restricted cash and cash equivalents...........................................          14,437                13,526
 Property, plant and equipment, net.............................................         376,429               386,899
 Power purchase agreement, net..................................................          39,815                42,323
 Deferred financing costs, net..................................................           4,330                 4,725
                                                                                         -------               -------

                                        Total assets                                  $  508,163            $  515,810
                                                                                         =======               =======


                               Liabilities and Partners' Capital:

 Current Liabilities:
    Accounts payable and accrued liabilities....................................      $    7,026            $   8,508
    Amounts due to related parties..............................................           1,272                1,588
    Current portion of project loans............................................          32,991               31,332
                                                                                          ------               ------
                                        Total current liabilities                         41,289               41,428


 Other liabilities..............................................................          46,884               45,523
 Project loan...................................................................         208,089              222,282
                                                                                         -------              -------
                                       Total liabilities                                 296,262              309,233

 Partners' capital..............................................................         211,901              206,577
                                                                                         -------              -------

                                        Total liabilities & partners' capital         $  508,163            $ 515,810
                                                                                         =======              =======







                    See accompanying notes to the unaudited consolidated and combined financial statements.

                                                            29

                                                   COSO PARTNERSHIPS
                                          UNAUDITED CONSOLIDATED AND COMBINED
                                               STATEMENTS OF OPERATIONS
                                                (Dollars in thousands)


                                                        Three-Months        Three-Months        Six-Months         Six-Months
                                                            Ended               Ended             Ended              Ended
                                                           June 30,            June 30,          June 30,           June 30,
                                                             2004                2003              2004               2003
Revenue:
   Energy revenues.................................     $   26,535          $   27,204          $   54,685         $  53,887
   Capacity revenues...............................         10,525              10,554              14,241            14,270
                                                            ------              ------              ------            ------
          Total revenue............................         37,060              37,758              68,926            68,157

Operating expenses:
   Plant operating expenses........................          9,886               7,835              18,652            15,197
   Royalty expense.................................          5,449               6,307               9,286            10,485
   Depreciation and amortization...................          7,764               7,533              15,531            15,187
                                                            ------              ------              ------            ------
          Total operating expenses.................         23,099              21,675              43,469            40,869

          Operating income.........................         13,961              16,083              25,457            27,288

Other (income)/expenses:
   Interest and other income.......................           (406)               (453)               (872)             (991)
   Interest expense................................          5,686               6,320              11,362            12,613
   Noncash interest expense........................            343                 329                 685               658
                                                             -----               -----              ------            ------
          Total other expenses.....................          5,623               6,196              11,175            12,280
                                                             -----               -----              ------            ------

Income before cumulative effect of change in
    accounting principle...........................          8,338               9,887              14,282            15,008

Cumulative effect of change in accounting
    principle......................................              -                   -                   -             4,481
                                                             -----               -----              ------             -----

           Net income..............................     $    8,338          $    9,887          $   14,282        $   10,527
                                                             =====               =====              ======            ======








                         See accompanying notes to the unaudited consolidated and combined financial statements.

                                                                 30

                                            COSO PARTNERSHIPS
                                          UNAUDITED CONSOLIDATED,
                                          COMBINED AND CONDENSED
                                         STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)


                                                                    Six-Months           Six-Months
                                                                      Ended                Ended
                                                                     June 30,             June 30,
                                                                       2004                 2003

    Net cash provided by (used in) operating activities...          $  26,184            $  25,068
    Net cash provided by (used in) investing activities...             (4,874)             (10,933)
    Net cash provided by (used in) financing activities...            (21,634)             (11,201)
                                                                       ------               ------

    Net change in cash and cash equivalents...............          $    (324)           $   2,934
                                                                       ======               ======

    Supplemental cash flow disclosure:
            Cash paid for interest........................          $  11,476            $  12,726
                                                                       ======               ======





    See accompanying notes to the unaudited consolidated, combined and condensed financial statements.

                                                  31

                                COSO PARTNERSHIPS
                             NOTES TO THE UNAUDITED
                            CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS
                             (Dollars in thousands)

(1)      Basis of Presentation

The accompanying unaudited consolidated and combined financial statements were derived from the stand alone unaudited financial statements of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers and Coso Power Developers and Subsidiary (the Coso Partnerships). All intercompany accounts and transactions were eliminated. This financial information has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships as a whole. The unaudited consolidated and combined financial statements should be read in conjunction with each individual Partnership's unaudited financial statements.

The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States of America requires the Coso Partnerships to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year. The Coso Partnerships have experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in energy revenues, expenses and net income will continue.

The data for the consolidated and combined balance sheets presented herein for June 30, 2004 and December 31, 2003 were derived from the Coso Partnership's financial statements for the interim period and fiscal year then ended and includes the effect of consolidating New CLPSI Company, LLC (CLPSI) and Coso Transmission Line Partners (CTLP), but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(2)      New Accounting Pronouncements

The consolidated financial statements of the Coso Partnerships include the accounts of CPLSI and CTLP, as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46. (FIN 46) (Consolidation of Variable Interest Entities), an interpretation of Accounting Research Bulletin No. 51. FIN 46 required certain variable interest entities to be consolidated by the primary beneficiary of the entity even though the equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46 (R), which clarified and replaced FIN 46 that required all variable interest entities, regardless of when they were created to be evaluated under FIN 46 (R) no later than the period ending March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46
(R) if, by design, the following conditions exist. As a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. The Coso Partnerships believe that CLPSI and CTLP, the entities that holds the inventory and transmission assets are variable interest entities and under FIN 46 (R) should be consolidated. The inventory, related physical assets, and payables will be recorded as the Coso Partnership's assets and liabilities. The impact to the Coso Partnership's future statement of operations will be increased depreciation, partially offset by other income.

                                       32

The consolidated and combined financial statements related to prior periods have been restated to consolidate the accounts of CLPSI and CTLP as a direct result of the adoption of FIN 46 (R). There was no cumulative effect recorded upon the adoption of the Interpretation.

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
(example: SEP-30-1997)                      Dec - 31 - 2003      JUN - 30 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 6 MOS
                                                     ----                        -----
CASH                                                         0                           0
SECURITIES                                                   0                           0
RECEIVABLES                                            254,622                     241,976
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETDS                                         32,340                      33,887
PP&E                                                         0                           0
DEPRECIATION                                                 0                           0
TOTAL ASSETS                                           254,622                     241,976
CURRENT LIABILITIES                                     32,340                      33,887
BONDS                                                  253,614                     241,080
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             254,622                     241,976
SALES                                                        0                           0
TOTAL REVENUES                                          24,828                      11,364
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                               0                           0
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       24,828                      11,364
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                      0                           0
NET INCOME                                                   0                           0
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
(example: SEP-30-1997)                      Dec - 31 - 2003      JUN - 30 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 6 MOS
                                                     ----                        -----
CASH                                                     1,454                       1,601
SECURITIES                                              24,657                      25,510
RECEIVABLES                                              8,996                      11,565
ALLOWANCES                                                 546                         546
INVENTORY                                                    0                           0
CURRENT ASSETS                                          27,454                      29,388
PP&E                                                   247,215                     249,118
DEPRECIATION                                           111,344                     116,467
TOTAL ASSETS                                           187,265                     186,158
CURRENT LIABILITIES                                     15,671                      16,205
BONDS                                                   97,547                      93,267
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             187,265                     186,158
SALES                                                   59,792                      27,694
TOTAL REVENUES                                          61,416                      27,905
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          33,675                      16,234
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                       10,257                       4,642
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                  1,780                           0
NET INCOME                                              15,704                       7,029
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
(example: SEP-30-1997)                      Dec - 31 - 2003      JUN - 30 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 6 MOS
                                                     ----                        -----
CASH                                                       603                          17
SECURITIES                                              10,155                      10,086
RECEIVABLES                                              7,272                       9,099
ALLOWANCES                                                   0                           0
INVENTORY                                                    0                           0
CURRENT ASSETS                                          18,982                      19,199
PP&E                                                   250,930                     251,445
DEPRECIATION                                           120,411                     124,590
TOTAL ASSETS                                           170,556                     166,327
CURRENT LIABILITIES                                     13,507                      12,500
BONDS                                                   84,821                      80,853
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             170,556                     166,327
SALES                                                   46,869                      20,133
TOTAL REVENUES                                          48,010                      20,674
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          24,820                      13,528
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        8,385                       3,990
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                    924                           0
NET INCOME                                              13,881                       3,156
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
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
(example: SEP-30-1997)                      Dec - 31 - 2003      JUN - 30 - 2004
                                            ---------------      ---------------
                                            mmm - dd - yyyy      mmm - dd - yyyy

EXCHANGE RATE                               EXCHANGE RATE:       EXCHANGE RATE:

Is the exchange rate other than 1
(one)? Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes  X No
                   ---    ---

                                         PERIOD TYPE Year            PERIOD TYPE 6 MOS
                                                     ----                        -----
CASH                                                        78                         193
SECURITIES                                               8,281                       9,874
RECEIVABLES                                             14,479                      16,572
ALLOWANCES                                                  82                          82
INVENTORY                                                    0                           0
CURRENT ASSETS                                          23,451                      26,557
PP&E                                                   225,873                     226,009
DEPRECIATION                                           105,364                     109,086
TOTAL ASSETS                                           164,543                     162,534
CURRENT LIABILITIES                                     13,800                      14,576
BONDS                                                   71,246                      66,960
PREFERRED MANDATORY                                          0                           0
PREFERRED                                                    0                           0
COMMON                                                       0                           0
OTHER SE                                                     0                           0
TOTAL LIABILITY AND EQUITY                             164,543                     162,534
SALES                                                   46,149                      21,099
TOTAL REVENUES                                          46,575                      21,367
CGS                                                          0                           0
TOTAL COSTS                                                  0                           0
OTHER EXPENSES                                          27,410                      13,855
LOSS PROVISION                                               0                           0
INTEREST EXPENSES                                        7,500                       3,415
INCOME PRETAX                                                0                           0
INCOME TAX                                                   0                           0
INCOME CONTINUING                                            0                           0
DISCONTINUED                                                 0                           0
EXTRAORDINARY                                                0                           0
CHANGES                                                  1,777                           0
NET INCOME                                               9,888                       4,097
EPS BASIC                                                    0                           0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                  0                           0
(Value may contain up to 3 decimal places)

                    Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

          CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION
                    302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, James D. Bishop, Sr., certify that:

1.   I have  reviewed  this  quarterly  report  on Form 10-Q of  Caithness  Coso
     Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the Registrant);

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

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  August 13, 2004                   Caithness Coso Funding Corp.
                                         a Delaware Corporation

                                          By: /S/ JAMES D. BISHOP, SR.
                                              ------------------------
                                                  James D. Bishop, Sr.
                                                  Director, Chairman &
                                                  Chief Executive Officer

          CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION
                    302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher T. McCallion, certify that:

1.   I have  reviewed  this  quarterly  report  on Form 10-Q of  Caithness  Coso
     Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the Registrant);

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

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Date:  August 13, 2004                   Caithness Coso Funding Corp.
                                         a Delaware Corporation

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

                                  Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the Registrant) on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, James D. Bishop, Sr., Chief Executive Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Date:  August 13, 2004                   Caithness Coso Funding Corp.
                                         a Delaware Corporation

                                          By: /S/ JAMES D. BISHOP, SR.
                                              ------------------------
                                                  James D. Bishop, Sr.
                                                  Director, Chairman &
                                                  Chief Executive Officer

                                  Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the Registrant) on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Christopher T. McCallion, Chief Financial Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Date:  August 13, 2004                 Caithness Coso Funding Corp.
                                       a Delaware Corporation

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


                                       CAITHNESS COSO FUNDING CORP.,
                                       a Delaware corporation

Date:  August 13, 2004                  By:  /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                                 Christopher T. McCallion
                                                 Executive Vice President &
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)


                                       COSO FINANCE PARTNERS AND SUBSIDIARY
                                       a California general Partnership

                                        By: New CLOC Company, LLC,
                                             its Managing General Partner

Date:  August 13, 2004                  By:  /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                                 Christopher T. McCallion
                                                 Executive Vice President &
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)


                                       COSO ENERGY DEVELOPERS
                                       a California general Partnership

                                        By: New CHIP Company, LLC,
                                             its Managing General Partner

Date:  August 13, 2004                  By: /S/ CHRISTOPHER T. MCCALLION
                                            ----------------------------
                                                Christopher T. McCallion
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)




                                       COSO POWER DEVELOPERS AND SUBSIDIARY
                                       a California general Partnership

                                        By: New CTC Company, LLC,
                                             its Managing General Partner

Date:  August 13, 2004                  By: /S/ CHRISTOPHER T. MCCALLION
                                            ----------------------------
                                                Christopher T. McCallion
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)