Form 10-K
period 2004-12-31
CAITHNESS COSO FUNDING CORP; COSO ENERGY DEVELOPERS; COSO FINANCE PARTNERS; COSO POWER DEVELOPERS
filed 2005-03-30
CIK 1088866, 1088869, 1088870, 1088873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                         FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

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
(Exact names of Registrants as  (State or other jurisdiction    (IRS Employer
  specified in their charters)        of incorporation)      Identification No.)

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

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

None of the Registrants' Common Stock is traded in a public market.

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

                                 Not applicable

                       Documents Incorporated by Reference

                                 Not applicable

                          CAITHNESS COSO FUNDING CORP.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003

                                   Part I                                   Page
                                                                            ----

Item 1.         Business                                                       3

Item 2.         Properties                                                     8

Item 3.         Legal Proceedings                                              9

Item 4.         Submission of Matters to a Vote of Security Holders            9

                                     Part II

Item 5.         Market for the Registrant's Common Equity, Related
                   Stockholder Matters and Issuer Purchases of
                   Equity Securities (Not applicable)                          9

Item 6.         Selected Financial Data                                       10

Item 7.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        12

Item 7A.        Quantitative and Qualitative Disclosures About
                   Market Risk                                                18

Item 8.         Financial Statements and Supplementary Data                   18

Item 9.         Changes in and Disagreements with Accountants on              18
                   Accounting and Financial Disclosure

Item 9A.        Controls and Procedures                                       18

Item 9B.        Other Information                                             19

                                    Part III

Item 10.        Directors and Executive Officers of the Registrant            19

Item 11.        Executive Compensation                                        21

Item 12.        Security Ownership of Certain Beneficial Owners and
                   Management                                                 21

Item 13.        Certain Relationships and Related Transactions                23

Item 14.        Principal Accounting Fees and Services                        25

                                     Part IV

Item 15.        Exhibits and Financial Statement Schedules                    25

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

     The Navy I, BLM, and Navy II Partnership sells 100% of the electrical energy generated at the plants to Southern California Edison (Edison) under three long-term Standard Offer No. 4 power purchase agreements, which expires in August 2011, March 2019 and January 2010, respectively. Each power purchase agreement expires after the last maturity date of the senior secured notes. (Edison is one of the largest investor-owned electric utilities in the United States.) Under the power purchase agreements, the Coso Partnerships receive the following payments:

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

Operating Strategy

     The Coso Partnerships seek to maximize their cash flow at the Coso projects through active management of their cost structure and the geothermal resource. The Coso Partnerships engage Coso Operating Company (COC), which is an affiliate of Caithness Acquisition Company, LLC (CAC), a wholly owned subsidiary of Caithness Energy, LLC (Caithness Energy) to maintain all three plants, the transmission lines and the geothermal resource, including well drilling. Payments for operator fees are subordinated to all payments made under the senior secured notes.

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


The Sponsor

     Caithness Energy, through its controlled affiliates, is a developer and owner of independent power projects and is the majority owner of the Coso projects. Caithness Equities Corporation (formerly known as Caithness Corporation), the controlling member of Caithness Energy has been involved in the development of long-term investment opportunities involving natural resources for more than 25 years. Caithness Equities Corporation is one of the two original sponsors of the Coso projects and formed Caithness Energy in 1995 to consolidate its ownership of independent power projects.

     Caithness Energy believes that it is currently the second largest owner of geothermal power projects in the United States, based on the total electrical generating capacity of its power projects. Through its controlled affiliates, Caithness Energy owns interests in five geothermal plants, including the Coso projects, totaling 313 MW of generating capacity. Caithness Energy has interests in other operating power generating facilities, including solar, wind and natural gas, totaling an additional 2,193 MW of generating capacity.

     Caithness Energy is headquartered in New York City and has affiliate offices in California, Nevada, Colorado, New Jersey and Florida.


The Issuer

     Caithness Coso Funding Corp. (Funding Corp.) is a special purpose corporation owned entirely by the Coso Partnerships. It was formed for the purpose of issuing the senior secured notes (Notes) on behalf of the Coso Partnerships who have jointly, severally, and unconditionally guaranteed repayment of the senior secured notes.

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

     In 2004, the Navy I Partnership and the Navy II Partnership incurred aggregate royalties to the U.S Navy of approximately $2.6 million for steam transferred by Navy I to Navy II and by Navy II to BLM under the steam sharing program from geothermal resources located on the property on which Navy I or Navy II, as the case may be, are situated. Of this amount, the Navy I and Navy II Partnerships each incurred approximately $1.3 million. The BLM Partnership reimbursed the Navy II Partnership approximately $0.4 million of the royalties incurred by the Navy II Partnership. The BLM Partnership incurs a royalty to the Navy II Partnership for electricity generated by BLM and sold to Edison for steam transferred from U.S. Navy property.


Royalty and Revenue-Sharing Arrangements

     The Coso Partnerships are required to make royalty payments to, and are subject to other revenue-sharing arrangements with, the U.S. Navy, the Bureau of Land Management and certain other persons.


Navy I and Navy II

     The Navy I and Navy II Partnerships have entered into a new agreement ("New Contract") with the United States Navy which terminates the existing contracts that were due to expire on December 31, 2009. The New Contract commenced on November 1, 2004 and extends the Navy I and Navy II Partnerships exclusive rights to explore, develop and use certain geothermal resources on U.S. Navy lands through October 31, 2034.

     Under the terms of the New Contract, the royalty paid to the U.S. Navy has been restructured so that the Navy I and Navy II Partnerships will pay at a rate of 15% of gross revenues received up to an annual base revenue amount as stated in the agreement. Beyond the annual base revenue amount, the U.S. Navy and the Navy I and Navy II Partnerships will split the additional revenues, on a 50/50 basis, until the U.S. Navy receives a maximum of 20% of all gross revenue.

     Under the terminated contracts with the U.S. Navy, the Navy I Partnership paid royalties for Units 2 and 3 at 20% of gross revenue through 2009 and the Navy II Partnership paid royalties at 18% of gross revenue through 2004 which was due to increase to 20% for the period 2005 through 2009. Additionally, the Navy I Partnership was obligated to pay a royalty for Unit I consisting of the payment of the U.S. Navy's electric bill for the China Lake Weapons Facility, subject to an indexed reimbursement from the U.S. Navy. The terminated contracts also obligated the Navy I Partnership to fund an escrow account so that the Navy I Partnership would pay the U.S. Navy $25 million on December 31, 2009. That provision was also terminated and a new escrow arrangement was entered into so the amount the Navy I Partnership owes the U.S. Navy on December 31, 2009 is now $18 million. Finally, in the terminated contracts the U.S. Navy had the right to terminate the contracts at any time for their convenience. Under the New Contract that right has been eliminated.


BLM

     The BLM Partnership pays royalties to the Bureau of Land Management under the BLM lease. The royalty rate is 10% of the net value of the steam produced by the BLM Partnership. This royalty rate is fixed for the life of the BLM lease. In addition to this royalty, the BLM Partnership is obligated, in connection with the assignment of the BLM lease to the BLM Partnership, to pay to Coso Land Company (CLC), a general partnership of which CAC and another affiliate of Caithness Energy are the general partners, a royalty of 5% based on the value of the steam produced. The royalty is subordinated to the payment of all the BLM Partnership's other royalties, all debt service and all operating costs of the BLM Partnership. No portion of the royalty accrued to CLC has been paid to date, since it is subordinated to payment of the project loan.


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


Operations and Maintenance

     The operations and maintenance services for the Coso projects, including the Navy I, BLM, and Navy II transmission lines, wells, gathering system, and other related facilities, are performed by COC on behalf of the Coso Partnerships pursuant to two separate Operation and Maintenance agreements. One agreement pertains to operating the plant and was for an initial three years with an automatic three year extension expiring in May 2005. The other agreement pertains to developing the resource and expires on December 31, 2009. COC maintains a qualified technical staff covering a broad range of disciplines including geology, geophysics, geochemistry, drilling technology, reservoir engineering, plant engineering, construction management, maintenance services, production management, electric power operation and certain accounting services. As of December 31, 2004, COC employed 85 people to operate and maintain the Coso projects.


Insurance

     The Coso Partnerships renew their insurance policy annually and currently have property, business interruption, catastrophe and general liability insurance. For the period February 25, 2004 to February 24, 2005 the plants were insured up to their replacement cost for general property damage and business interruption on an actual loss sustained basis with an indemnity period of 12 months, subject to a $250,000 deductible for property damage (and a $500,000 deductible for the turbine generator sets), with a 45-day deductible for business interruption (including machinery breakdown). Catastrophic insurance (including earthquake and flood) was capped at $150 million for property damage, subject to a minimum deductible of $2.5 million or 5.0% of the loss. The deductible for flood damage is $250,000 for any one loss. Liability insurance coverage was $51 million (occurrence based). Operators' extra expense (control of well) insurance is $10 million per occurrence with a $250,000 deductible.

                                       6
Competition

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


Risk Factors

     Operating the Coso projects involves, among other things, general economic, financial, competitive, legislative, legal, regulatory and other factors that are beyond management's control. Changes in these factors could make it more expensive to operate the Coso projects, or require additional capital expenditures, or reduce certain benefits currently available to the Coso Partnerships. There are a variety of other risks that affect the Coso projects, some of which are beyond management's control, including:

     o One or more of the Coso projects could perform below expected levels of output or efficiency which would reduce revenue;

     o    In light of the  uncertainty of the Western energy  markets,  Edison's
          financial   viability  may  be   considered   uncertain  and  accounts
          receivable from Edison could be reduced or eliminated;

     o    The Coso geothermal resource could be interrupted or unavailable;

     o    Operating costs could increase;

     o    Changes  in  the  regulatory   structure   which  govern  the  current
          operations of the Coso Partnerships.

     o Future competition may lead to an accelerated depletion of the resource;

     o    Energy prices paid by Edison could  decrease or terminate;

     o    Delivery of electrical energy to Edison could be disrupted;

     o Environmental problems or regulation changes could arise which could lead to fines or a shutdown of one or more plants;

     o Plant units and equipment have broken down or failed in the past and could break down or fail in the future;

     o    The operators of the Coso projects could suffer labor disputes;

     o    The   government   could  change  permit  or   governmental   approval
          requirements restricting operations;

     o Third parties could fail to perform their contractual obligations to the Coso Partnerships; and

     o Catastrophic events, such as fires, earthquakes, explosions, floods, severe storms or other occurrences including terrorism or war, could affect one or more of the Coso projects, the Navy or Edison.

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


Item 2.  Properties


Plants

Navy I

     Navy I and its steam resource are located on the United States Naval Weapons Center at China Lake and commenced operations in 1987. In December 2000, Navy I acquired an undivided one-third interest in leases previously purchased from LADWP located on Bureau of Land Management property. Geothermal steam for Navy I is produced using 43 production and injection wells located within a radius of approximately 3,000 feet of Navy I. Navy I consists of three separate turbine generators, known as Units 1, 2 and 3, each with approximately 30 MW of electrical generating capacity. Navy I's steam gathering and piping systems are cross-connected to Navy II via metered transfers to allow steam to be transferred from wells located on the real property covered by the LADWP leases to Navy I and between Navy I and Navy II, pursuant to the steam sharing program. Unit 1 commenced firm operation in 1987, and Units 2 and 3 commenced firm operation during 1988. Navy I has an aggregate gross electrical generating capacity of approximately 90 MW, and operated at an average operating capacity factor of 101.3% in 2004, 100.3% in 2003, and 104.7% in 2002, based on a stated
capacity of 80 MW.


BLM

     BLM and its steam resource are located on Bureau of Land Management property, within the boundaries of the United States Naval Weapons Center at China Lake and commenced operations in 1989. In December 2000, BLM acquired an undivided one-third interest in leases previously purchased from LADWP which are also located on Bureau of Land Management property. BLM is comprised of turbine generators located at two different power blocks: the BLM East site and the BLM

West site. The BLM East site is located approximately 1.3 miles east of the BLM West site. Geothermal steam for BLM is produced using 41 production and injection wells located within a radius of approximately 4,000 feet from either the BLM East or the BLM West site. BLM consists of three separate turbine generators, known as Units 7, 8 and 9. Units 7 and 8 are located at the BLM East site, each with a generating capacity of approximately 30 MW, while Unit 9 is located at the BLM West site, with a generating capacity of approximately 30 MW. All three units commenced firm operation during 1989. BLM's steam gathering and piping systems are cross connected to Navy II via metered transfers to allow steam to be transferred between Navy II and BLM pursuant to the steam sharing program. BLM has an aggregate gross electrical generating capacity of approximately 90 MW, and operated at an average operating capacity factor of 86.7% in 2004, 89.8% in 2003, and 93.9% in 2002, based on a stated capacity of 80 MW.


Navy II

     Navy II and its steam resource are located on the United States Naval Weapons Center at China Lake and commenced operations in 1989. In December 2000, Navy II acquired an undivided one-third interest in leases previously purchased from LADWP which are located on Bureau of Land Management property. Geothermal steam for Navy II is produced using 34 production and injection wells located within a radius of approximately 6,000 feet of Navy II. Navy II consists of three separate turbine generators, known as Units 4, 5 and 6, each with approximately 30 MW of electrical generating capacity. All three Navy II units commenced firm operation in 1990. Navy II's steam supply systems are cross-connected to Navy I and BLM steam supply systems via metered transfers to allow steam to be transferred between or among the plants pursuant to the steam sharing program. Navy II has an aggregate gross electrical capacity of approximately 90 MW, and operated at an average operating capacity factor of 106.6% in 2004, 103.4% in 2003, and 100.4% in 2002, based on a stated capacity of 80 MW.


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


Item 4. Submission of Matters to a Vote of Security Holders.

        None
                                     Part II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases and Equity Securities.

        Not applicable.

                                       9
Item 6. Selected Financial Data.

     The selected fiscal year end financial data has been derived from the audited financial statements of the Coso Partnerships. The information contained in the following tables should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this report.

                                                         Navy I Partnership
                                                           and Subsidiary
                                                 (In thousands, except ratio data)

                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                         2004         2003         2002         2001         2000
                                                                         ----         ----         ----         ----         ----
Statement of Operations Data:
     Operating revenues(c)....................................        $  60,544    $  59,792    $  92,065    $  53,400    $  52,419
     Operating expenses(d)....................................          (35,155)     (34,037)     (33,517)     (29,304)     (29,239)
                                                                         ------       ------       ------       ------       ------
     Operating income.........................................           25,389       25,755       58,548       24,096       23,180

Non-Operating income (expense):
     Interest expense.........................................           (8,592)      (9,738)     (10,836)     (11,732)     (12,493)
     Other expenses...........................................             (315)        (315)        (315)        (705)        (520)
     Interest and other income, net...........................            2,491        1,782        1,715        3,050        2,621
                                                                          -----        -----       ------       ------       ------

     Net income...............................................        $  18,973    $  15,704    $  49,112    $  14,709    $  12,788
                                                                         ======       ======       ======       ======       ======

Operating Data:
     Operating capacity factor (a)............................           101.3%       100.3%       104.7%       108.3%       111.8%
     kWh produced.............................................          711,760      702,850      733,877      758,890      785,624

                                      See Footnotes to Selected Financial and Operating Data


                                                          BLM Partnership
                                                           (Stand-alone)
                                                 (In thousands, except ratio data)

                                                                                          Year Ended December 31,
                                                                                          -----------------------

                                                                         2004         2003         2002         2001         2000
                                                                         ----         ----         ----         ----         ----
Statement of Operations Data:
     Operating revenues(c)....................................        $  44,746    $  46,869    $  81,252    $  44,041    $  42,174
     Operating expenses(d)....................................          (25,482)     (24,932)     (28,526)     (31,396)     (31,414)
                                                                         ------       ------       ------       ------       ------
     Operating income.........................................           19,264       21,937       52,726       12,645       10,760

Non-Operating income (expense):
     Interest expense.........................................           (7,457)      (8,018)      (8,567)      (8,958)      (9,174)
     Other expenses...........................................             (255)        (255)        (255)        (440)        (318)
     Interest and other income, net...........................            2,059        1,141        1,455        3,766        8,125
                                                                          -----        -----        -----        -----        -----

     Net income...............................................        $  13,611    $  13,881    $  45,359    $   7,013    $   9,393
                                                                         ======       ======       ======        =====        =====

Operating Data:
     Operating capacity factor (a)............................            86.7%        89.8%        93.9%       102.8%       109.4%
     kWh produced.............................................          609,100      629,470      657,813      720,130      769,098

                                      See Footnotes to Selected Financial and Operating Data

                                                       Navy II Partnership
                                                          and Subsidiary
                                                 (In thousands, except ratio data)

                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                         2004         2003         2002         2001         2000
                                                                         ----         ----         ----         ----         ----
Statement of Operations Data:
     Operating revenues(c)....................................        $  48,129    $  46,149    $  79,592    $  36,389    $  43,054
     Operating expenses(d)....................................          (28,089)     (27,766)     (29,559)     (34,615)     (34,820)
                                                                         ------       ------       ------       ------       ------
     Operating income.........................................           20,040       18,383       50,033        1,774        8,234

Non-Operating income (expense):
     Interest expense.........................................           (6,211)      (7,070)      (7,538)      (8,128)      (9,130)
     Other expenses...........................................             (217)        (217)        (217)      (1,119)        (769)
     Interest and other income, net...........................            2,681          569        1,025        3,090        3,105
                                                                          -----        -----        -----        -----        -----

     Net income (loss)........................................        $  16,293    $   9,888    $  43,303    $  (4,383)   $   1,440
                                                                         ======        =====       ======        =====        =====

Operating Data:
     Operating capacity factor (a)............................           106.6%       103.4%       100.4%       104.9%       111.1%
     kWh produced.............................................          749,040      724,600      703,920      735,210      780,709

                                      See Footnotes to Selected Financial and Operating Data


                                                                                            As of December 31,
                                                                                            ------------------
                                                                         2004         2003        2002         2001         2000
                                                                         ----         ----        ----         ----         ----
Balance Sheet Data (in thousands):
---------------------------------

Navy I Partnership and Subsidiary
   Cash.......................................................       $    791     $  1,429     $  4,274     $    264     $  3,498
   Restricted cash, cash equivalents and investments..........         28,192       24,657       28,692       21,325       22,996
   Property, plant and equipment, net.........................        133,624      135,871      137,497      141,652      150,422
   Power purchase contract, net...............................          7,650        8,798        9,945       11,093       12,240
   Total assets...............................................        186,979      187,265      197,760      195,829      201,647
   Project loan (b)...........................................         86,850       97,547      110,955      122,550      134,984
   Partners' capital..........................................         76,892       66,676       65,408       52,425       46,871

BLM Partnership (stand-alone)
   Cash.......................................................       $    496     $    603     $  1,423     $     --     $  5,862
   Restricted cash, cash equivalents and investments..........         11,071       10,155        6,646        7,368       14,502
   Property, plant and equipment, net.........................        123,903      130,519      135,853      148,417      153,618
   Power purchase contract, net...............................         15,221       16,293       17,365       18,437       19,510
   Total assets...............................................        162,906      170,556      174,871      183,978      201,312
   Project loan (b)...........................................         74,900       84,821       89,875       96,250      100,907
   Partners' capital..........................................         56,936       54,817       56,603       52,762       69,245

Navy II Partnership and Subsidiary
   Cash.......................................................       $    507     $     78     $    824     $     --     $  7,741
   Restricted cash, cash equivalents and investments..........          8,609        8,281       10,855        5,517       10,214
   Property, plant and equipment, net.........................        113,696      120,509      122,105      130,821      143,346
   Power purchase contract, net...............................         14,437       17,232       20,026       22,820       25,614
   Total assets...............................................        155,005      164,543      171,487      172,816      198,564
   Project loan (b)...........................................         60,527       71,246       80,401       84,200       94,176
   Partners' capital..........................................         87,527       85,084       85,361       62,220       87,423

                                      See Footnotes to Selected Financial and Operating Data

               Footnotes to Selected Financial and Operating Data

(a)  Based on a stated capacity of 80 MW.

(b) Reflects indebtedness owed to Funding Corp., which loaned all the proceeds from the Notes to the Coso Partnerships at interest rates and maturities identical to the interest rates and maturities of the senior secured notes.

(c) Reflects non-recognition of operating revenues in 2001 for the period November 1, 2000 through March 26, 2001, based on non-collection of amounts due for power generated and sold to Edison, which was subsequently collected and recognized in operating revenue in 2002.

(d) Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.


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

     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso Partnership on a stand-alone basis:

                                                 Year Ended December 31,
                                                 -----------------------
                                         2004             2003             2002
                                         ----             ----             ----
 Navy I Partnership
 Operating capacity factor              101.3%           100.3%           104.7%
 Capacity (MW) (average)                 81.03            80.23            83.78
 kWh produced (000s)                   711,760          702,850          733,877

 BLM Partnership
 Operating capacity factor               86.7%            89.8%            93.9%
 Capacity (MW) (average)                 69.34            71.86            75.09
 kWh produced (000s)                   609,100          629,470          657,813

 Navy II Partnership
 Operating capacity factor              106.6%           103.4%           100.4%
 Capacity (MW) (average)                 85.27            82.72            80.36
 kWh produced (000s)                   749,040          724,600          703,920


     Total energy production for the Navy I and Navy II Partnerships increased in 2004, as compared to 2003, due to successful implementation of well maintenance and capital improvements including the enhancement of existing production wells and additional steam field piping modifications that were completed in 2003. The Coso Partnerships expect to further enhance the steam utilization and efficiency of the projects through various plant enhancements and additional steam-field piping modifications. With respect to the reservoir, an injection augmentation program, aimed at improving reservoir pressure and minimizing resource decline, is currently in the engineering design phase. The funds necessary to implement the capital improvement program are available from reserves established under the Notes and from excess cash flow generated after debt service.

     Total energy production for the BLM Partnership decreased in 2004 as compared to 2003 due to a decline in steam, which management is attempting to remediate through well maintenance capital improvements and the other programs discussed above.

     Total energy production for the Navy I and BLM Partnerships decreased in 2003, as compared to 2002, due to a decline in steam, which management is attempting to remediate through the well maintenance, capital improvements and the other programs discussed above.

     Total energy production for the Navy II Partnership increased in 2003, as compared to 2002, due to the success of the effort to increase production overall, whereby the Coso Partnerships have implemented the above mentioned projects.

Results of Operations for the years ended December 31, 2004, 2003, and 2002.
----------------------------------------------------------------------------

     The following discusses the results of operations of the Coso Partnerships for the years ended December 31, 2004, 2003 and 2002 (dollar amounts in tables are in thousands, except per kWh data):


Revenue

                                                   2004                         2003                         2002
                                                   ----                         ----                         ----
                                              $         cents/kWh          $         cents/kWh          $         cents/kWh
                                              -         ---------          -         ---------          -         ---------
Total Operating Revenues
including steam transfers
Navy I Partnership                         60,544           8.5          59,792          8.5           92,065        12.5
BLM Partnership                            44,746           7.3          46,869          7.4           81,252        12.4
Navy II Partnership                        48,129           6.4          46,149          6.4           79,592        11.3

     The Coso Partnerships sell all electricity generated to Edison under their respective power purchase agreements. Total operating revenues consist of capacity payments, capacity bonus payments, and energy payments, including steam transfers discussed above.

     Total operating revenues for the Navy I and Navy II Partnerships increased in 2004, as compared to 2003, due to the increase in energy production discussed above.

     Total operating revenues for the BLM Partnership decreased in 2004, as compared to 2003, due to the decrease in energy production discussed above.

     Total operating revenues for the Coso Partnerships decreased in 2003 as compared to 2002, due to the recognition of revenues generated but not recognized for the period from November 1, 2000 through March 26, 2001. Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with its retail customers that were significantly below the wholesale prices it paid in California. That resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the Partnership, pending a permanent solution to its liquidity crisis. Subsequently, pursuant to a California Public Utilities Commission
(CPUC) order, Edison resumed making payments to the Coso Partnerships beginning with power generated on March 27, 2001. Edison also made payments equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001 and paid interest on the outstanding amount at 7% per annum. On March 1, 2002, the Navy I, BLM and Navy II Partnerships received payment and recognized revenue of $37.3 million, $37.1 million and $38.0 million, respectively, for energy generated in 2000 and 2001. The decreases in operating revenue at the Navy I and BLM Partnerships were caused by their decline in steam discussed above. The decreases for each of the Coso Partnerships were partially offset by the increase in the fixed energy rate to 5.37 cents per kWh paid during 2003, as compared to the average fixed energy rate of 4.66 cents per kWh paid in 2002.


Plant Operating Expense

                                                   2004                        2003                        2002
                                                   ----                        ----                        ----
                                              $         cents/kWh         $         cents/kWh         $         cents/kWh
                                              -         ---------         -         ---------         -         ---------
Navy I Partnership                          10,955          1.5         10,159          1.4          9,837          1.3
BLM Partnership                             14,088          2.3         12,834          2.0         11,748          1.8
Navy II Partnership                          9,617          1.3          9,890          1.3         10,192          1.5

     Plant operating expense consists of labor and related expenses, supplies and maintenance, property taxes, insurance, workovers and administrative expense. Plant operating expenses have been consistent from year to year with the following exceptions; Property taxes for the Navy I, BLM and Navy Partnerships decreased by approximately $269,000, $350,000 and $390,000 respectively in 2004 as compared to 2003 offset by increased well workover costs of $1,421,000, $1,002,000 and $407,000 respectively for the same periods. The decrease in property taxes in 2004 resulted from lower assessed values, while the increase in well workover costs resulted from the production enhancement projects discussed above.

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

     Insurance expense for each of the Coso Partnerships increased by approximately $75,000 in 2003 as compared to 2002, while property taxes decreased for the Navy I, BLM, and Navy II Partnerships by approximately
$670,000, $720,000 and $610,000, respectively, for the same periods. The significant decrease in property taxes in 2003 resulted from a correction by Inyo county to the 2001 assessment received and paid in 2002.

                                       14
Royalty Expense

                                                   2004                       2003                         2002
                                                   ----                        ----                        ----
                                              $         cents/kWh         $         cents/kWh         $         cents/kWh
                                              -         ---------         -         ---------         -         ---------
Navy I Partnership                         12,747           1.8         13,081          1.9         12,914          1.8
BLM Partnership                             2,313           0.4          2,778          0.4          2,436          0.4
Navy II Partnership                         8,231           1.1          7,520          1.0          6,961          1.0

     The royalty expense for the Navy I Partnership decreased in 2004 as compared to 2003 due to the reduction in Unit 1 royalty resulting from reduced tariff rates charged by Edison for the ten month period in 2004 governed under the old Navy contract discussed above. The decrease in royalty for Unit I was partially offset by an increase in royalty for Units 2 and 3 due to higher revenue resulting from increased energy production in 2004 as compared to 2003, discussed above.

     The royalty expense for the BLM Partnership decreased in 2004, as compared to 2003, due to lower revenue resulting from the decreased energy production discussed above. The royalty expense for the Navy II Partnership increased in 2004, as compared to 2003, due to higher revenue resulting from the increased energy production discussed above.

     The royalty expenses for the Coso Partnerships increased slightly in 2003 as compared to 2002 primarily due to the increase in the fixed energy rate to
5.37 cents per kWh from 4.66 cents per kWh in 2002.


Depreciation and Amortization

     Depreciation and amortization expense for the Navy I Partnership increased in 2004, as compared to 2003, due to a new well being placed in service in 2004. Depreciation and amortization expense for the BLM and Navy II Partnerships remain comparable in 2004 as compared to 2003 as older wells and plant overhauls are fully depreciated and replaced with capital additions.

     Depreciation and amortization for the Coso Partnerships decreased in 2003 as compared to 2002 due to older wells and plant overhauls being fully depreciated during 2003. The decrease for the Navy I Partnership was offset by an increase in capitalized assets associated with the new well placed in service in 2002.


Interest and Other Income

     Interest and other income for the Navy I Partnership decreased in 2004, as compared to the same period in 2003, due to a $1 million legal settlement and a one-time credit of $0.5 million paid in 2003 by the California Department of Water Resources resulting from the energy crisis of 2001, partially offset by a property tax refund in 2004 resulting from a reduction in the prior year assessed values. Interest and other income for the BLM and Navy II Partnerships increased in 2004, as compared to 2003, due to property tax refunds resulting from a reduction in the prior year assessed values.

     Interest and other income for the Coso Partnerships decreased in 2003 as compared to 2002 due to a decrease in the rate of return on investments due to lower market rates for fixed income investments during those periods in 2003 and decreased interest income on amounts in arrears, owed by Edison in 2001, that were settled and paid by Edison on March 1, 2002. The decrease for the Navy I Partnership was partially offset by the one-time credit of $0.5 million discussed above.


Interest Expense

     Interest expense for the Coso Partnerships decreases annually due to the reduction in the principal amount of the project loans from Funding Corp.

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

     The Coso Partnerships ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements and the Coso Partnerships' ability to continue to generate electricity. Edison's shortfall in collections, due to its bankruptcy in 2001 coupled with its near term capital requirements, materially and adversely affected its liquidity during 2000 and 2001. In resolution of that issue, Edison settled with the CPUC on October 2, 2001, enabling it to recover in retail electric rates its historical shortfall in electric purchase costs. On September 23, 2002, the United States Court of Appeals for the Ninth Circuit issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the Supreme Court of California. The appeals court stated that if the Agreement violated California state law then the appeals court would be required to void the stipulated judgment. California Supreme Court accepted the Ninth Circuit Court of Appeals request to address the issues referred to it in the September 23, 2002 ruling, and subsequently found that the stipulated judgment did not violate state laws. No further appeals have been taken in this matter. Consequently, the Agreement remains in full force and effect. Immediately after this settlement, Edison and each of the Coso Partnerships entered into an amendment of their respective Agreement (referenced above) pertaining to past due obligations. The Agreement, as amended, was approved by the CPUC in January of 2002, and established the fixed energy rates discussed above and set payment terms for the past due amounts owed to the Coso Partnerships by Edison. Edison's failure to pay its future obligations may have a material adverse effect on the Coso Partnerships ability to make debt service payments to Funding Corp., as they come due under the Notes.

     On March 1, 2002, Edison reached certain financing milestones and paid the Coso Partnerships for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001. The Coso Partnerships did not recognize the revenue timely because of the uncertainty of collection. In the first quarter of 2002, the Navy I, BLM and Navy II Partnerships recognized revenue for energy delivered during that period of $37.3 million, $37.1 million and $38.0 million, respectively. Since, March 27, 2001 Edison has been current with payments for the energy portion of the Coso Partnerships' revenue.

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

     Net cash from operating activities for the Navy I and Navy II Partnerships increased in 2004, as compared to 2003, due to the increased production, while net cash from operating activities for the BLM Partnership decreased during the same periods due to the decrease in production discussed above. Net cash from operating activities for the Coso Partnerships decreased in 2003 as compared to 2002 primarily due to Edison's payment received in 2002 for revenue generated but not recognized for the period from November 1, 2000 through March 26, 2001.

     Net cash from investing activities at the Navy I Partnership decreased in 2004 as compared to 2003 due to the increase in restricted cash requirements associated with the Notes while net cash from investing activities in the BLM and Navy II Partnerships increased during the same periods due to a decrease in capital expenditures. Net cash from investing activities for the Coso Partnerships decreased in 2003 as compared to 2002 due to the increase in restricted cash requirements associated with the notes. The decrease for the BLM Partnership was offset by a decrease in capital expenditures for 2003.

     Net cash from financing activities for the Navy I Partnerships increased in 2004, as compared to 2003, primarily due to a decrease in partner distributions in 2004 and a reduction in the debt service payment. Net cash from financing activities for the BLM and Navy II Partnerships decreased in 2004, as compared to 2003, due to an increase in debt service payments and increased partner distributions for the Navy II Partnership but partially offset by decreased partner distributions for the BLM Partnership. Net cash flow from financing activities for the Coso Partnerships increased in 2003 as compared to 2002 primarily due to a decrease in partner distributions in 2003.


The following is a summary of the Coso Partnerships' material contractual obligations (in millions):

                                                          Less than        2-3           4-5          More than
        Contractual Obligations                Total        1 Year        Years         Years          5 Years
        -----------------------                -----        ------        -----         -----          -------
 Project Loans.....................         $ 222,279     $  35,480    $  85,705     $ 101,094       $      ---
 Interest on the Project Loans.....            60,282        19,474       28,794        12,014              ---
 Operation & Maintenance Payments..             5,115         1,107        2,004         2,004              ---
 Other long-term obligations.......             3,262           595        1,264         1,403              ---
                                              -------        ------      -------       -------          -------
                                            $ 290,938     $  56,061    $ 116,503     $ 115,112       $      ---

     The project loans were issued under an indenture dated May 28, 1999 between Funding Corp. and the trustee, U.S. Bank Trust NA. (see Item 8).

     Other long-term obligations relate to Unit 1 at Navy 1, whereby the Navy I Partnership is obligated to pay the U.S. Navy the sum of $18.0 million on December 31, 2009. Payment of the obligation will be made from an established sinking fund which the Navy I Partnership has been making payments to since 1987. That payment is secured by the existing funds on deposit so that funds plus accrued interest are expected to aggregate $18.0 million by December 31, 2009.


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

     In the event that the PPC's are amended the Coso Partnerships accounting policies would be modified in accordance with the guidance established in Emerging Issues Task Force (EITF) 91-6, "Revenue Recognition of Long-Term Power Sales Contract" and EITF 01-8, "Determining Whether an Arrangement Contains a Lease".

     Revenue for capacity payments are recognized at the end of each month that capacity is provided under the PPC's when collection is reasonably assured. Revenue for bonus payments are recognized at the end of each month in which actual energy delivered exceeds 85% of the plant capacity stated in the PPC's.

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

          None.


Item 8.   Financial Statements and Supplementary Data.

                        CAITHNESS COSO FUNDING CORP. AND
                           COSO OPERATING PARTNERSHIPS

                                           Index                           Page
                                           -----                           ----

Caithness Coso Funding Corp:
----------------------------
KPMG LLP Report of Independent Registered Public Accounting Firm           F-1
Balance Sheets as of December 31, 2004 and 2003                            F-2
Statements of Income for the years ended
   December 31, 2004, 2003 and 2002                                        F-3
Statements of Cash Flows for the years
   ended December 31, 2004, 2003 and 2002                                  F-4
Notes to Financial Statements                                              F-5

Coso Finance Partners and Subsidiary:
-------------------------------------
KPMG LLP Report of Independent Registered Public Accounting Firm           F-6
Consolidated Balance Sheets as of December 31, 2004 and 2003               F-7
Consolidated Statements of Operations for the years ended
   December 31, 2004, 2003 and 2002                                        F-8
Consolidated Statements of Partners' Capital for the years ended
   December 31, 2004, 2003 and 2002                                        F-9
Consolidated Statements of Cash Flows for the years
   ended December 31, 2004, 2003 and 2002                                  F-10
Notes to Consolidated Financial Statements                                 F-11

Coso Energy Developers:
-----------------------
KPMG LLP Report of Independent Registered Public Accounting Firm           F-12
Balance Sheets as of December 31, 2004 and 2003                            F-13
Statements of Operations for the years ended
   December 31, 2004, 2003 and 2002                                        F-14
Statements of Partners' Capital for the years ended
   December 31, 2004, 2003 and 2002                                        F-15
Statements of Cash Flows for the years
   ended December 31, 2004, 2003 and 2002                                  F-16
Notes to Financial Statements                                              F-17

Coso Power Developers and Subsidiary:
-------------------------------------
KPMG LLP Report of Independent Registered Public Accounting Firm           F-18
Consolidated Balance Sheets as of December 31, 2004 and 2003               F-19
Consolidated Statements of Operations for the years ended
   December 31, 2004, 2003 and 2002                                        F-20
Consolidated Statements of Partners' Capital for the years ended
   December 31, 2004, 2003 and 2002                                        F-21
Consolidated Statements of Cash Flows for the years
   ended December 31, 2004, 2003 and 2002                                  F-22
Notes to Consolidated Financial Statements                                 F-23

Supplemental Consolidated Unaudited Condensed quarterly Financial
information for 2004, 2003 and 2002                                        F-24

Coso Partnerships and Subsidiary:
---------------------------------
Supplemental Consolidated Condensed Combined Financial
   Information for the Coso Partnerships:
Unaudited Consolidated Condensed Combined Balance Sheets as
   of December 31, 2004 and 2003                                           F-25
Unaudited Consolidated Condensed Combined Statements of
   Operations for the years ended
   December 31, 2004, 2003 and 2002                                        F-26
Unaudited Consolidated Condensed Combined Statements of
   Cash Flows for the years ended
   December 31, 2004, 2003 and 2002                                        F-27
Notes to the Unaudited Consolidated Condensed Combined
   Financial Statements                                                    F-28

             Report of Independent Registered Public Accounting Firm



Caithness Coso Funding Corp.:


We have audited the accompanying balance sheets of Caithness Coso Funding Corp. as of December 31, 2004 and 2003, and the related statements of income and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caithness Coso Funding Corp. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.




March 17, 2005
New York, New York

/s/ KPMG, LLP
-------------
    KPMG, LLP

                                                    CAITHNESS COSO FUNDING CORP.

                                                           Balance Sheets

                                                     December 31, 2004 and 2003

                                                       (Dollars in thousands)

                 Assets                                                     2004                  2003
                                                                        ------------          ------------
Current assets:
  Accrued interest receivable                                       $         883                 1,008
  Current portion of Project loan from Coso Finance Partners               15,100                10,694
  Current portion of Project loan from Coso Energy Developers               8,683                 9,920
  Current portion of Project loan from Coso Power Developers               11,697                10,718
                                                                        ------------          ------------
               Total current assets                                        36,363                32,340

Project loan from Coso Finance Partners                                    71,750                86,853
Project loan from Coso Energy Developers                                   66,217                74,901
Project loan from Coso Power Developers                                    48,830                60,528
                                                                        ------------          ------------

               Total assets                                         $     223,160               254,622
                                                                        ============          ============

                 Liabilities and Stockholders' Equity

Current liabilities:
  Senior secured notes:
     Accrued interest payable                                       $         883                 1,008
     Current portion on project loans                                      35,480                31,332
                                                                        ------------          ------------
               Total current liabilities                                   36,363                32,340

9.05% notes due December 15, 2009                                         186,797               222,282
Stockholders' equity (note 5)                                                  --                    --
                                                                        ------------          ------------

               Total liabilities and stockholders' equity           $     223,160               254,622
                                                                        ============          ============

See accompanying notes to financial statements.

                                                CAITHNESS COSO FUNDING CORP.

                                                    Statements of Income

                                        Years ended December 31, 2004, 2003, and 2002

                                                   (Dollars in thousands)



                                                                     2004                  2003                  2002
                                                                --------------        --------------        --------------
Revenue:
     Interest income                                        $        22,260               24,828                26,931

Expense:
     Interest expense                                               (22,260)             (24,828)              (26,931)
                                                                 --------------       --------------        --------------

             Net income                                     $           --                   --                    --
                                                                 ==============       ==============        ==============

See accompanying notes to financial statements.

                                                  CAITHNESS COSO FUNDING CORP.

                                                    Statements of Cash Flows

                                          Years ended December 31, 2004, 2003, and 2002

                                                     (Dollars in thousands)



                                                                    2004                   2003                 2002
                                                               ---------------       ---------------       ---------------
Cash flows from investing activities - repayment
  of project loans                                        $        31,462                 27,739                21,864
                                                               ---------------       ---------------       ---------------

Cash flows from financing activities - repayment
  of 9.05% notes                                                  (31,462)               (27,739)              (21,864)
                                                               ---------------       ---------------       ---------------
             Net changes in cash                                      --                     --                    --

Cash at beginning of year                                             --                     --                    --
                                                               ---------------       ---------------       ---------------

Cash at end of year                                       $           --                     --                    --
                                                               ===============       ===============       ===============
Supplemental cash flow disclosures:
     Interest paid                                        $        22,385                 24,950                27,026


See accompanying notes to financial statements.

                          CAITHNESS COSO FUNDING CORP.

                          Notes to Financial Statements

                        December 31, 2004, 2003, and 2002

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

(2)  Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders' equity, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     Based on quoted market rates of the Notes, the fair value of the project loans and underlying Notes as of December 31, 2004 and 2003 is $247,706 and $253,614, respectively.

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

(4)  Senior Secured Notes

     On May 28, 1999, Funding Corp. completed a $413,000 underwritten public debt offering consisting of $110,000 6.8% Notes due and paid 2001 and $303,000 9.05% Notes due 2009. The Notes were issued under an indenture dated as of May 28, 1999 between Funding Corp. and the trustee, U.S. Bank Trust N.A.

     Payment of the Notes is provided for by payments to be made by the Partnerships on their respective project loans (see note 3). Interest is payable each June 15 and December 15.

     The annual maturity of the $303,000 9.05% Notes for each year ending December 31 is as follows:

                                                  Amount
                                               ------------
                      2005                  $     35,480
                      2006                        38,286
                      2007                        47,419
                      2008                        49,261
                      2009                        51,831
                                               ------------
                                            $    222,277
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

(6)  Risks and Uncertainties

     The Partnerships sell 100% of the electrical energy generated to Southern California Edison (Edison) under long-term power purchase contracts, and are significantly impacted by risks beyond their control. Among the important factors that could cause actual results to differ materially from those anticipated include, but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Edison, (iii) risks related to the operation of power plants,
     (iv) the impact of avoided cost pricing along with other pricing variables,
     (v) general operating risks, including resource availability and regulatory oversight, (vi) changes in government regulations, (vii) the effects of competition, (viii) the alleged manipulation of the California energy market, and (ix) acts of terrorism directed at the project or other facilities affecting the normal course of business.

            Report of Independent Registered Public Accounting Firm



The Partners and Management Committee
Coso Finance Partners and subsidiary:


We have audited the accompanying consolidated balance sheets of Coso Finance Partners and subsidiary (the Partnership) as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coso Finance Partners and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the financial statements, effective January 1, 2004, the Partnership retroactively adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities by restating the 2003 and 2002 consolidated financial statements and effective January 1, 2003 the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.





March 17, 2005
New York, New York

/s/ KPMG, LLP
-------------
    KPMG, LLP

                                                     COSO FINANCE PARTNERS
                                                         AND SUBSIDIARY

                                                  Consolidated Balance Sheets

                                                   December 31, 2004 and 2003

                                                     (Dollars in thousands)

                  Assets                                                          2004                  2003
                                                                             ---------------       ---------------

Current assets:
  Cash                                                                   $           791                 1,454
  Restricted cash and cash equivalents (note 2)                                   13,298                11,408
  Accounts receivable (net of allowances of $216) (note 2)                         7,502                 6,925
  Prepaid expenses and other assets                                                  702                   872
  Inventory                                                                        5,357                 5,270
  Amounts due from related parties (note 7)                                        1,583                 1,525
                                                                             --------------        ---------------
              Total current assets                                                29,233                27,454

Restricted cash and investments (notes 2 and 11)                                  14,894                13,249
Property, plant, and equipment, net (note 4)                                     133,624               135,871
Power purchase contract, net (note 2)                                              7,650                 8,798
Deferred financing costs, net (note 2)                                             1,578                 1,893
                                                                             ---------------       ---------------

              Total assets                                                $      186,979               187,265
                                                                             ===============       ===============

                  Liabilities and Partners' Capital

Current liabilities:
  Accounts payable and accrued liabilities (note 8)                       $        4,601                 4,503
  Amounts due to related parties (note 7)                                            606                   474
  Current portion of project loan (note 6)                                        15,100                10,694
                                                                             ---------------       ---------------
              Total current liabilities                                           20,307                15,671

Other liabilities (notes 2 and 5)                                                 15,648                15,603
Amounts due to related parties (note 7)                                            2,382                 2,462
Project loan (note 6)                                                             71,750                86,853
                                                                             ---------------       ---------------

              Total liabilities                                                  110,087               120,589

Commitments and contingencies (notes 5, 6, and 11)

Partners' capital                                                                 76,892                66,676
                                                                             ---------------       ---------------

              Total liabilities and partners' capital                     $      186,979               187,265
                                                                             ===============       ===============

See accompanying notes to consolidated financial statements.

                                                    COSO FINANCE PARTNERS
                                                       AND SUBSIDIARY

                                            Consolidated Statements of Operations

                                        Years ended December 31, 2004, 2003, and 2002

                                                   (Dollars in thousands)



                                                                 2004                  2003                  2002
                                                           ------------------    ------------------    ------------------
Revenue:
  Energy revenues (notes 2, 7, and 11)                    $      46,307                45,526                75,906
  Capacity and bonus payments                                    14,237                14,266                16,159

                                                           ------------------    ------------------    ------------------

              Total revenue                                      60,544                59,792                92,065
                                                           ------------------    ------------------    ------------------

Operating expenses:
  Plant operating expenses (note 3)                              10,955                10,159                 9,837
  Royalty expense (note 5)                                       12,747                13,081                12,914
  Depreciation and amortization                                  11,453                10,797                10,766
                                                           ------------------    ------------------    ------------------

              Total operating expenses                           35,155                34,037                33,517
                                                           ------------------    ------------------    ------------------

              Operating income                                   25,389                25,755                58,548
                                                           ------------------    ------------------    ------------------

Other (income) expenses:
  Interest and other income (note 2)                             (2,491)               (1,782)               (1,715)
  Interest expense on project loan                                8,592                 9,738                10,836
  Noncash interest expense                                          315                   315                   315
                                                           ------------------    ------------------    ------------------

              Total other expenses                                6,416                 8,271                 9,436
                                                           ------------------    ------------------    ------------------

Income before cumulative effect of
  change in accounting principle                                 18,973                17,484                49,112

Cumulative effect of  cahnge in accounting
  principle (note 2)                                                 --                 1,780                    --
                                                           ------------------    ------------------    ------------------


              Net income                                  $      18,973                15,704                49,112
                                                           ==================    ==================    ==================

See accompanying notes to consolidated financial statements.

                                                    COSO FINANCE PARTNERS
                                                       AND SUBSIDIARY

                                         Consolidated Statements of Partner's Capital

                                        Years ended December 31, 2004, 2003, and 2002

                                                   (Dollars in thousands)



                                                                                   New CLOC
                                                                ESCA               Company,
                                                                 LLC                  LLC                 Total
                                                          ------------------   ------------------   -------------------
Balance at December 31, 2001                              $     29,584               22,841                52,425

Net income                                                      26,324               22,788                49,112

Distributions to partners                                      (19,365)             (16,764)              (36,129)
                                                          ------------------   ------------------   -------------------

Balance at December 31, 2002                                    36,543               28,865                65,408

Net income                                                       8,417                7,287                15,704

Distributions to partners                                       (7,738)              (6,698)              (14,436)
                                                          ------------------   ------------------   -------------------

Balance at December 31, 2003                                    37,222               29,454                66,676

Net income                                                      10,170                8,803                18,973

Distributions to partners                                       (4,694)              (4,063)               (8,757)
                                                          ------------------   ------------------   -------------------

Balance at December 31, 2004                              $     42,698               34,194                76,892
                                                          ==================   ==================   ===================

See accompanying notes to consolidated financial statements.

                                                     COSO FINANCE PARTNERS
                                                        AND SUBSIDIARY

                                             Consolidated Statements of Cash Flows

                                         Years ended December 31, 2004, 2003, and 2002

                                                    (Dollars in thousands)



                                                                     2004                 2003                 2002
                                                               ------------------   -----------------    -----------------
Cash flows from operating activities:
  Net income                                                   $     18,973              15,704               49,112
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                 11,453              10,797               10,766
       Noncash interest expense                                         315                 315                  315
       Noncash plant operating expense                                  202                 204                   --
       Provision for doubtful account                                    --                 216                   --
       Cumulative effect of change in
         accounting principle                                            --               1,780                   --
       Changes in operating assets and liabilities:
         Accounts receivable, prepaid expenses,
           and other assets                                            (494)                432               (4,345)
         Accounts payable and accrued liabilities                        98              (1,364)                (625)
         Amounts due from related parties                               (58)                (96)               8,172
         Amounts due to related parties                                  52                (116)                (212)
         Other                                                           72                 882                1,380
                                                               ------------------   -----------------    -----------------
           Net cash provided by operating activities                 30,613              28,754               64,563
                                                               ------------------   -----------------    -----------------
Cash flows from investing activities:
  Capital expenditures                                               (8,287)             (7,765)              (5,462)
  Decrease (increase) in restricted cash                             (3,535)              4,035               (7,367)
                                                               ------------------   -----------------    -----------------
           Net cash provided by investing activities                (11,822)             (3,730)             (12,829)
                                                               ------------------   -----------------    -----------------
Cash flows from financing activities:
  Distributions to partners                                          (8,757)            (14,436)             (36,129)
  Repayment of project financing loans                              (10,697)            (13,408)             (11,595)
                                                               ------------------   -----------------    -----------------

           Net cash used in financing activities                    (19,454)            (27,844)             (47,724)
                                                               ------------------   -----------------    -----------------

           Net change in cash                                          (663)             (2,820)               4,010

Cash at beginning of year                                             1,454               4,274                  264
                                                               ------------------   -----------------    -----------------

Cash at end of year                                            $        791               1,454                4,274
                                                               ==================   =================    =================

Supplemental cash flow disclosure:
  Cash paid for interest                                       $      8,634               9,798               10,880


See accompanying notes to consolidated financial statements.

                              COSO FINANCE PARTNERS
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2004, 2003, and 2002

                             (Dollars in thousands)



(1)  Organization, Operation, and Business of the Partnership

     Coso Finance Partners (CFP), a California general partnership, was formed on July 7, 1987 to refinance and construct a geothermal power plant on land at the China Lake Naval Air Weapons Station, Coso Hot Springs, China Lake, California. CFP is a general partnership owned by ESCA, LLC (ESCA) and New CLOC Company, LLC (New CLOC), both Delaware limited liability companies.

     The power plant is located on land owned by the United States Navy (Navy). Under the terms of that contract, CFP develops geothermal energy and pays a royalty to the Navy (see note 5).

     CFP sells all electricity produced to Southern California Edison (Edison) under a 24-year power purchase contract (PPC) expiring in 2011. Under the terms of the PPC, Edison makes payments to CFP as follows:

     * Contractual payments for energy delivered escalated at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). After the scheduled energy price period, the energy payment adjusted to the actual avoided energy cost experienced by Edison. In August 1997, CFP completed the first ten-year period. At that time, Edison ceased paying the scheduled energy rates. Edison entered into an agreement (the Agreement) with CFP on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date from which CFP receives a fixed energy rate of 5.37 cents per kilowatt
          (kWh) for five (5) years. From January 1, 2002 through April 30, 2002, CFP elected to receive from Edison a fixed energy rate of 3.25 cents per kWh. The average rate of energy paid to CFP for the years ended December 31, 2004, 2003, and 2002 was 5.37, 5.37, and 4.66 cents per
          kWh, respectively. Subsequent to the five-year period, Edison will be required to make energy payments to CFP based on its avoided cost of energy until the PPC expires. Beyond the five-year period, CFP cannot predict the likely level of avoided cost of energy prices under the PPC and, accordingly, the revenues generated by CFP could fluctuate significantly;

     * Capacity payments which remain fixed over the life of the PPC to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the PPC; and

     * Bonus payments to the extent that actual energy delivered exceeds 85% of the plant capacity are calculated monthly as stated in the PPC. In 2004, 2003, and 2002, the bonus payments aggregated $2,147, $2,176, and $2,176, respectively.

     Coso Operating Company, LLC (COC), an affiliated Delaware limited liability company, provides for the operation and maintenance of the geothermal power facilities and administrative services pursuant to certain operation and maintenance agreements with New CLOC, the managing general partner (see note 7).

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

(2)  Summary of Significant Accounting Policies

     Consolidation

     The accompanying consolidated financial statements include the assets, liability, income, and expenses of CFP and its majority-controlled subsidiary New CLPSI Company, LLC (collectively, the Partnership), (see note 3). Intercompany balances and transactions have been eliminated upon consolidation.

     The  consolidated  financial  statements  include the accounts of New CLPSI
     Company, LLC (CLPSI) as a result of the adoption of the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), (FIN 46R) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. An entity shall be subject to consolidation according to the provisions of FIN 46R, if, by design, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest:
     (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. The Company determined that CLPSI is a variable interest entity under FIN 46R and was consolidated, effective January 1, 2004. The effects on the Partnership's consolidated financial statements for the years ended December 31, 2004 and 2003, were increases of $2,429 and $2,465 to assets and liabilities, respectively.

     The consolidated financial statements relating to prior periods have been retroactively restated to consolidate the accounts of CLPSI as a direct result of the adoption of FIN 46R. There was no cumulative effect recorded upon the adoption of the Interpretation.

     Accounts Receivable and Revenue Recognition

     Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under the PPC. As of December 31, 2003, the Partnership established an allowance for doubtful accounts of $216, based on a dispute with Edison regarding a payment for capacity. In October and November, Edison limited generation to complete their transmission system maintenance resulting in lower capacity payments. CFP is disputing Edison's claim that the forced reduction in generation was the result of scheduled maintenance which permits Edison to discount the capacity payment to CFP. In addition, the Navy reimbursed CFP under the existing Navy Contract which terminated on November 1, 2004, for electricity paid on its behalf through October 31, 2004 (see note 5). As of December 31, 2004 and 2003, the balance due from the Navy was $701 and $732, respectively, and is included in accrued liabilities offsetting the royalty payable to the Navy (see note
     5).

     Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Revenue was recognized based on the payment rates scheduled in CFP's PPC with Edison through August 1997. From August 1997 through December 31, 2001, except for the period January 1, 2002 through May 31, 2007, as discussed in note 1, revenue is recognized based on Edison's avoided energy cost until CFP's PPC expires.

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with its retail customers that were significantly below the wholesale prices it paid in California. That resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the
     Partnership, pending a permanent solution to its liquidity crisis. Subsequently, pursuant to a California Public Utilities Commission (CPUC) order, Edison resumed making payments to the Partnership beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001, and paid interest on the outstanding amount at 7% per annum. That payment was made pursuant to the Agreement between Edison and CFP described in note 1. The Agreement, as amended, which received CPUC approval in January 2002, established the fixed energy rates discussed above and set payment terms for past due amounts owed to the Partnership by Edison. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Partnership did not recognize revenue of $37,253 from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. On March 1, 2002, Edison reached certain financing milestones and paid the Partnership $37,253 for electricity generated during the period November 1, 2000 through March 26, 2001. The Partnership recognized revenue for such electricity deliveries in March 2002.

     Revenue for capacity payments is recognized at the end of each month that capacity is provided under the PPC when collection is reasonably assured. Revenue for bonus payments is recognized at the end of each month in which actual energy delivered exceeds 85% of the plant capacity stated in the PPC.

     In the event that the PPC is amended the Partnership's accounting policies would be modified in accordance with the guidance established in Emerging Issues Task Force (EITF) 91-6, Revenue Recognition of Long-Term Power Sales Contract and EITF 01-8, Determining Whether an Arrangement Contains a Lease.

     Fixed Assets and Depreciation

     The costs of major additions and betterments are capitalized, while replacements, maintenance, and repairs which do not improve or extend the lives of the respective assets are expensed as incurred.

     Depreciation of the operating power plant and transmission line is computed on a straight-line basis over their estimated useful lives of 30 years and, for significant additions, the shorter of the useful life or the remainder of the 30-year life from the plant's commencement of operations.

     Wells and Resource Development Costs

     Wells and resource development costs include costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs, the cost of drilling and equipping production wells, and administrative and interest costs directly attributable to the project, are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are 10 years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the shorter of the useful life or the remainder of the 30-year life from the plant's commencement of operations.

     Deferred Plant Overhaul Costs and Well Rework Costs

     Plant overhaul costs are deferred and amortized over the estimated period between overhauls, as these costs extend the useful lives of the respective assets. These deferred costs of $625 and $58 at December 31, 2004 and 2003, respectively, are included in property, plant, and equipment. Currently, plant overhauls are amortized over three to four years from the point of completion.

     Production and injection rework costs included in plant operating expenses are expensed as incurred. For the years ended December 31, 2004, 2003, and 2002, such costs were $1,998, $577, and $305, respectively.

     Impairment of Long-Lived Assets

     Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

     Deferred Financing Costs

     Deferred financing costs as of December 31, 2004 and 2003 consist of loan fees and other costs of financing that are amortized over the term of the related financing. Annual amortization of the deferred financing costs included in noncash interest expense is $315. Accumulated amortization at December 31, 2004 and 2003 was $2,543 and $2,228, respectively.

     Power Purchase Contract

     The PPC, which is amortized on a straight-line basis over the remaining term of the PPC, will expire in 2011. Annual amortization of the PPC is $1,147. The PPC consists of a gross carrying amount of $14,344, and accumulated amortization at December 31, 2004 and 2003 was $6,694 and $5,546, respectively.

     Income Taxes

     There is no provision for income taxes since such taxes are the responsibility of the partners. The net difference between the tax bases and the reported amounts of property, plant, and equipment, net at December 31, 2004 and 2003 was $123,159 and $133,507, respectively.

     Cash Equivalents

     For purposes of the statements of cash flows, the Partnership considers all money market instruments purchased with initial maturities of three months or less to be cash equivalents.

     Restricted Cash and Investments

     Restricted cash and investments include a capital expenditure reserve and a sinking fund related to a lump-sum royalty payment of $18,000 to be paid to the Navy on December 31, 2009 (see note 5) totaling $14,738 and $13,093 at December 31, 2004 and 2003, respectively. The monthly amount deposited into the sinking fund was approximately $111 through October 31, 2004. At
     December 31, 2004 and 2003, the sinking fund account includes $7,293 of various mortgage-backed securities with maturities in 2009 and 2007, respectively. These mortgage-backed securities are classified as held to maturity and reported at amortized cost, and mature as follows: $1,620 on October 24, 2007, $480 on November 5, 2007, and $5,193 on August 15, 2009.
     Restricted cash and investments also include a debt service reserve for the project debt service required by the project loan (see note 6). The carrying amount of restricted cash and investments at December 31, 2004 and 2003 approximated fair value, which is based on quoted market prices as provided by the financial institution which holds the investments.

     Use of Estimates

     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and partners' capital and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues, expenses, and allocation of profits and losses during the period. Actual results could differ significantly from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties approximated fair value as of December 31, 2004 and 2003, because of the relatively short maturities of these instruments. The project loan as of December 31, 2004 and 2003 has an estimated fair value of $96,786 and $105,838, respectively, based on the quoted market price of the senior secured notes (see note 6).

     Asset Retirement Obligations

     In  June 2001,  FASB issued  Statement  of Financial  Accounting  Standards
     (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for consolidated financial statements issued for fiscal years beginning after June 15, 2002. On January 1, 2003, CFP adopted SFAS No. 143 and estimated the restoration costs CFP expects to incur when the land lease with the Navy expires. Under the land lease, CFP is required to remove all property, plant, and equipment to restore the land to its original state. Adoption of SFAS No. 143 resulted in a loss from the cumulative effect of a change in accounting principle of $1,780, a net increase in property, plant, and equipment of $259, and an increase in other liabilities of $2,039. On November 1, 2004 CFP entered into a new agreement (New Contract) with the Navy, extending their land lease through October 31, 2034 (see note 5). Adoption of the terms of the New Contract resulted in a change in accounting estimate, resulting in a reduction of property, plant, and equipment, net of $229, a reduction to the accumulated liability of $1,535 and an increase in interest and other income of $1,306. As of December 31, 2004 and 2003, the accumulated liability associated with the restoration costs was $910 and $2,243, respectively, and is included in other liabilities. Accretion expense for the years ended December 31, 2004 and 2003 included in plant operating expense was $202 and $204, respectively. If CFP had adopted SFAS No. 143 retroactively to January 1, 2002, net income for the year ended December 31, 2002 would have decreased by $199.

     Reclassifications

     Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(3)  Plant Operating Expense

     Included in plant operating expense are general administrative expenses that include insurance, property taxes, and other professional expenses. For the years ended December 31, 2004, 2003, and 2002, these costs were $5,377, $6,270, and $6,516, respectively.

(4)  Property, Plant, and Equipment

     Property, plant, and equipment at December 31, 2004 and 2003 consist of the following:

                                                         2004          2003
                                                         ----          ----
       Power plant and gathering system           $    160,465       161,207
       Transmission line                                 5,746         5,746
       Wells and resource development costs             86,570        80,262
                                                       -------       -------
                                                       252,781       247,215
       Less accumulated depreciation and
           amortization                               (119,157)     (111,344)
                                                       -------       -------
                                                  $    133,624       135,871
                                                       =======       =======
(5)  Royalty Expense

     Royalty expense for the years ended December 31, 2004, 2003, and 2002 is summarized as follows:
                               2004          2003          2002
                               ----          ----          ----
     Unit 1                $   3,202         6,047         6,281
     Others                    9,545         7,034         6,633
                              ------        ------         -----
     Total                 $  12,747        13,081        12,914
                              ======        ======        ======

     CFP is required to make royalty payments to the Navy. On November 1, 2004, the New Contract with the Navy terminated the existing contract that was due to expire on December 31, 2009. The New Contract extends CFP's exclusive right to explore, develop, and use certain geothermal resources on Navy lands through October 31, 2034.

     Under the terms of the New Contract, the royalty paid to the Navy was restructured so that CFP will pay at a rate of 15% of gross revenues received up to an annual base revenue amount. Beyond the annual base revenue amount, the Navy and CFP will split the additional revenues, on a 50/50 basis, until the Navy receives a maximum of 20% of all gross revenue.

     Under the original contract with the Navy, CFP was obligated to pay royalties for Units 2 and 3 at a fixed percentage of electricity sales at 15% of revenue received through 2003, and was increased to 20% from 2004 through 2009, and a royalty for Unit I consisting of the payment of the Navy's electric bill for the China Lake Weapons Facility, subject to an indexed reimbursement from the Navy. The reimbursement was based on a pricing formula for tariff rates charged by Edison, which were increased in 2001 by the CPUC. On July 10, 2003, the CPUC adopted a settlement between Edison and other parties to lower retail electric rates effective as of August 1, 2003. Those rates were in effect for one year, after which new rates would have been established in accordance with CPUC guidelines and while Edison has filed for new rates, they are not currently effective. Additionally, under the original agreement, the Navy was compensated annually for any savings in electrical usage at the China Lake Facility below a baseline amount (Conserved Power). Upon termination of the existing Navy contract, the Navy was paid $1.2 million for Conserved Power from January 1, 2004 through October 31, 2004. The original contract obligated CFP to fund an escrow account so that the Navy I Partnership would pay the Navy $25 million on December 31, 2009. That provision was also terminated and a new escrow arrangement was entered into and the amount CFP owes the Navy under the new contract is now $18 million. That payment is secured by the existing funds on deposit so that funds plus accrued interest are expected to aggregate $18.0 million by December 31, 2009. Accordingly, $111 was deposited monthly through October 31, 2004. Finally, in the original contracts the Navy had the right to terminate the contracts at any time for its convenience, which was eliminated under the New Contract.

(6)  Project Loan

     On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.), a wholly owned subsidiary of the Partnership, CED, and CPD (collectively known as the Coso Partnerships), raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $151,550 to CFP from the $413,000 debt raised from the offering of senior secured notes on terms consistent with those of the senior secured notes. The loan consisted of one note of $29,000 at 6.80% which was paid off on December 15, 2001, and another of $122,550 at 9.05% which has payments due semiannually through December 15, 2009.

     The annual maturity of the project loan for each year ending December 31 is as follows:

                                                     Amount
                                                     ------
                  2005                           $   15,100
                  2006                               16,160
                  2007                               17,337
                  2008                               18,295
                  2009                               19,958
                                                     ------
                                                 $   86,850
                                                     ======

     The loan contains certain restrictive covenants that, among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve accounts, make distributions, create liens, and enter into any transaction of merger or consolidation.

     The  Partnership,  Funding  Corp.,  CPD, and CED are jointly and  severally
     liable  for  the  repayment  of  the  senior  secured   notes,   which  are
     collateralized by the assets of the Coso Partnerships.

     The annual maturity of the senior secured notes for each year ending December 31 is as follows:

                                                     Amount
                                                     ------
                  2005                           $   35,480
                  2006                               38,286
                  2007                               47,419
                  2008                               49,261
                  2009                               51,831
                                                    -------
                                                 $  222,277
                                                    =======

(7)  Related Party Transactions

     The amounts due from and to related parties at December 31, 2004 and 2003 consist of the following:

                                                        2004           2003
                                                        ----           ----
     Amounts due from related parties:
       Coso Operating Company, LLC                  $     --            116
       New RVPI Company, LLC                              21             --
       Caithness Energy, LLC                             239            239
       Coso Power Developers                             951            838
       Coso Energy Developers                            372            332
                                                       -----          -----
                                                    $  1,583          1,525
                                                       =====          =====
     Amounts due to related parties:
       Caithness Coso Funding Corp.                 $    345            388
       Coso Operating Company, LLC                       131             --
       Caithness Corporation                              76             --
       Caithness Operating Company, LLC                   54             86
       Coso Power Developers (Noncurrent)              1,923          1,914
       Coso Energy Developers (Noncurrent)               459            548
                                                       -----          -----
                                                    $  2,988          2,936
                                                       =====          =====


     COC and Caithness Operating Company, LLC are reimbursed monthly for non-third-party costs incurred on behalf of CFP. These costs comprise principally direct operating costs of the CFP geothermal facility, allocable general and administrative costs, and an operator fee. The amount due from COC relates to advances for payments of operating expenses. The amount due to COC relates to reimbursements for payment of operating expenses. For each of the years ended December 31, 2004, 2003, and 2002, the Partnership paid COC an operators fee of $418.

     CFP is charged a nonmanaging fee payable to the nonmanaging partner, ESCA, or its assignee. For the years ended December 31, 2004, 2003, and 2002, CFP paid $248, $243, and $241, respectively.

     The amount due to Funding Corp. is accrued interest for 15 days in December related to the project loan (see note 6).

     During 1994, the Coso Partnerships entered into steam sharing agreements under which the partnerships may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the partnerships. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CFP's steam sharing revenue, included in energy revenues, was $8,101, $7,796, and $5,801 for the years ended December 31, 2004, 2003, and 2002, respectively.

     CLPSI is a wholly owned subsidiary of Caithness  Acquisition  Company,  LLC
     (CAC). CLPSI purchases, stores, and distributes spare parts to the Coso Partnerships. Also, certain other maintenance facilities utilized by the Coso Partnerships are owned by CLPSI. CFP's advances to CLPSI fund the purchase of spare parts inventory and other assets. Intercompany balances and transactions have been eliminated upon consolidation. CLPSI bills the Coso Partnerships for spare parts as utilized and for use of other facilities at amounts sufficient for CLPSI to recover its operating costs.

(8)  Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities at December 31, 2004 and 2003 consist of the following:

                                                          2004          2003
                                                        --------      --------
     Accrued capitalized costs                          $ 1,204           479
     Royalty payable                                      1,308         3,091
     Trade creditors                                      1,165            --
     Other                                                  924           933
                                                        --------      --------
                                                        $ 4,601         4,503
                                                        ========      ========

(9)  Employee Benefit Plan

     The Partnership has established a 401(k) plan (the Plan) for the benefit of eligible employees who elect to participate. Eligible employees may elect to contribute up to 15% of their annual compensation, as defined, in the Plan. The Partnership will match 50% of the employee's contribution up to the first 6% of the employee's salary. Additionally, the Partnership may elect to make a discretionary profit sharing contribution to the Plan. The Partnership's expense relating to the Plan approximated $143, $128, and $122 in 2004, 2003, and 2002, respectively.

(10) Settlement of Litigation

     In December 2003, CFP settled outstanding litigation relating to the failure and repair of a generator in 1999. The total net proceeds of approximately $900 were received in December 2003 and January 2004.

(11) Commitments and Contingencies

     The Partnership is required to obtain a "Financial Guarantee Bond for Closure Costs" (Water Bond), which would be used in the event of noncompliance of the remediation obligation for waste discharge. For the years ended December 31, 2004 and 2003, the fair value of the Water Bond that is reported as a noncurrent restricted investment is $156.

     Settlement Agreement Between Edison and the California Public Utilities Commission

     On September 23, 2002, the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the California Supreme Court. The appeals court stated that if the settlement agreement violated California state law then the appeals court would be required to void the stipulated judgment. The California Supreme Court accepted the Ninth Circuit's request to address the issues referred to in the September 23, 2002 ruling. On August 21, 2003, the California Supreme Court found that state laws were not violated as a result of the settlement agreements. On December 19, 2003, the Ninth Circuit fully affirmed the district court's stipulated judgment based on the reply from the California Supreme Court. No appeal of this order was taken and it is now final.

     Court of Appeals' Decision on Line Loss Factor

     Edison filed a petition for a writ of review of a January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated the Public Utility Regulatory Policies Act of 1978. Subsequently, the California Court of Appeals issued a decision on August 20, 2002 in response to the writ affirming the January 2001 CPUC decision, except for the 0.95 "floor," which it rejected as an abuse of discretion by the CPUC. While this matter was appealed to the California Supreme Court, the petition for review was denied. The Coso Partnerships are currently evaluating potential actions to redress this issue. The Coso Partnerships' Agreements set the loss factor at 1.0 for energy sold between May 2002 through May 2007. After April 2007, the Coso Partnerships will have a line loss factor of less than 1.0, effectively decreasing revenues if Edison's challenge to the CPUC ruling stands. The Coso Partnerships cannot predict whether any subsequent action on this matter will be successful.

(12) Risks and Uncertainties

     CFP sells 100% of the electrical energy generated to Edison under a long-term PPC, and may be significantly impacted by risks beyond the Partnership's control. Among the important factors that could cause future operating results to differ materially from those anticipated include, but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Edison,
     (iii) risks related to the operation of power plants, (iv) the impact of avoided cost pricing along with other pricing variables, including natural gas, (v) general operating risks, including resource availability and regulatory oversight, (vi) changes in government regulations, (vii) the effects of competition, (viii) the alleged manipulation of the California energy market, and (ix) acts of terrorism directed at the project or other facilities affecting the normal course of business.

             Report of Independent Registered Public Accounting Firm



The Partners and Management Committee
Coso Energy Developers:


We have audited the accompanying balance sheets of Coso Energy Developers (the Partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coso Energy Developers as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the financial statements, effective January 1, 2003, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.





March 17, 2005
New York, New York

/s/ KPMG, LLP
-------------
    KPMG, LLP

                                                       COSO ENERGY DEVELOPERS

                                                           Balance Sheets

                                                     December 31, 2004 and 2003

                                                       (Dollars in thousands)

                   Assets                                                           2004                   2003
                                                                              ---------------        ---------------
Current assets:
  Cash                                                                    $           496                    603
  Restricted cash and cash equivalents (note 2)                                    10,850                  9,941
  Accounts receivable (note 2)                                                      6,636                  6,830
  Prepaid expenses and other assets                                                   930                  1,094
  Amounts due from related parties (note 7)                                           485                    442
                                                                              --------------         --------------

              Total current assests                                                19,397                 18,910

Restricted investments (notes 2 and 11)                                               221                    214
Investment in Coso Transmission Line Partners (note 3)                              2,430                  2,542
Advances to New CLPSI Company, LLC (note 4)                                           459                    548
Property, plant, and equipment (note 5)                                           123,903                130,519
Power purchase contract, net (note 2)                                              15,221                 16,293
Deferred financing costs, net (note 2)                                              1,275                  1,530
                                                                              ---------------        --------------

              Total assets                                                $       162,906                170,556
                                                                              ===============        ==============

                   Liabilities and Partners' Capital

Current liabilities:
  Accounts payable and accrued liabilities (note 8)                       $         1,710                  2,114
  Amounts due to related parties (note 7)                                           1,648                  1,473
  Current portion of project loan (note 6)                                          8,683                  9,920
                                                                              ---------------        --------------

              Total current liabilities                                            12,041                 13,507

Other liabilities (note 2)                                                          1,263                  1,522
Amounts due to related parties (note 7)                                            26,449                 25,809
Project loan (note 6)                                                              66,217                 74,901
                                                                              ---------------        --------------

              Total liabilities                                                   105,970                115,739

Commitments and contingencies (notes 6 and 11)

Partners' capital                                                                  56,936                 54,817
                                                                              ---------------        --------------

              Total liabilities and partners' capital                     $       162,906                170,556
                                                                              ===============        ==============

See accompanying notes to financial statements.

                                                      COSO ENERGY DEVELOPERS

                                                    Statements of Operations

                                          Years ended December 31, 2004, 2003, and 2002

                                                     (Dollars in thousands)


                                                                2004               2003                2002
                                                             ----------         ----------          ----------
Revenues:
  Energy revenues (notes 2, 7, and 11)                    $    30,833             32,930              65,489
  Capacity and bonus payments                                  13,913             13,939              15,763
                                                             -----------        ----------          ----------

              Total revenues                                   44,746             46,869              81,252
                                                             -----------        ----------          ----------

Operating expenses:
  Plant operating expense (note 9)                             14,088             12,834              11,748
  Royalty expense                                               2,313              2,778               2,436
  Depreciation and amortization                                 9,081              9,320              14,342
                                                             -----------        ----------          ----------

              Total operating expenses                         25,482             24,932              28,526
                                                             -----------        ----------          ----------

              Operating income                                 19,264             21,937              52,726
                                                             -----------        ----------          ----------

Other (income)/expenses:
  Interest and other income                                    (2,059)            (1,141)             (1,455)
  Interest expense on project loan                              7,457              8,018               8,567
  Noncash interest expense                                        255                255                 255
                                                             -----------        ----------          ----------

              Total other expenses                              5,653              7,132               7,367
                                                             -----------        ----------          ----------

Income before cumulative effect
  of change in accounting principle                            13,611             14,805              45,359

Cumulative effect of change in accounting
  principle (note 2)                                               --                924                  --
                                                             -----------        ----------          ----------



              Net income                                  $    13,611             13,881              45,359
                                                             ===========        ==========          ==========

See accompanying notes to financial statements.

                                                      COSO ENERGY DEVELOPERS

                                                  Statements of Partners' Capital

                                          Years ended December 31, 2004, 2003, and 2002

                                                     (Dollars in thousands)

                                                                   Caithness
                                                                     Coso                  New
                                                                   Holdings,               CHIP
                                                                      LLC              Company, LLC            Total
                                                                 ------------          ------------         ------------
Balance at December 31, 2001                                   $    34,407                18,355               52,762

Distributions to partners                                          (21,589)              (19,929)             (41,518)

Net income                                                          23,587                21,772               45,359
                                                                 ------------          ------------         -------------

Balance at December 31, 2002                                        36,405                20,198               56,603

Distributions to partners                                           (8,147)               (7,520)             (15,667)

Net income                                                           7,218                 6,663               13,881
                                                                 ------------          ------------         -------------

Balance at December 31, 2003                                        35,476                19,341               54,817

Distributions to partners                                           (5,976)               (5,516)             (11,492)

Net income                                                           7,078                 6,533               13,611
                                                                 ------------          ------------         -------------

Balance at December 31, 2004                                   $    36,578                20,358               56,936
                                                                 ============          ============         =============

See accompanying notes to financial statements.

                                                      COSO ENERGY DEVELOPERS

                                                     Statements of Cash Flows

                                           Years ended December 31, 2004, 2003, and 2002

                                                      (Dollars in thousands)


                                                                         2004              2003               2002
                                                                     -----------        -----------        -----------
Cash flows from operating activities:
  Net income                                                     $     13,611             13,881              45,359
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                                    9,081              9,320              14,342
       Noncash interest expense                                           255                255                 255
       Noncash plant operating expense                                    124                112                  --
       Cumulative effect of change in accounting
         principle                                                         --                924                  --
       Changes in operating assets and liabilities:
         Accounts receivable, prepaid expenses
           and other assets                                               358                127              (4,263)
         Advances to New CLPSI Company, LLC                                89                126                 115
         Accounts payable and accrued liabilities                        (404)               470              (6,055)
         Amounts due from related parties                                 (43)               (21)                (20)
         Other                                                           (289)              (144)                432
         Amounts due to related parties                                   815                965                (950)
                                                                     -----------        -----------        ------------
           Net cash provided by operating activities                   23,597             26,015              49,215
                                                                     -----------        -----------        ------------
Cash flows from investing activities:
  Capital expenditures                                                 (1,487)            (2,716)               (706)
  Investment in Coso Transmission Line Partners                           112                111                  85
  (Increase) decrease in restricted cash                                 (916)            (3,509)                722
                                                                     -----------        -----------        ------------
           Net cash (used in) provided by
             investing activities                                      (2,291)            (6,114)                101
                                                                     -----------        -----------        ------------
Cash flows from financing activities:
  Distributions to partners                                           (11,492)           (15,667)            (41,518)
  Repayment of project financing loans                                 (9,921)            (5,054)             (6,375)
                                                                     -----------        -----------        ------------

           Net cash used in financing activities                      (21,413)           (20,721)            (47,893)
                                                                     -----------        -----------        ------------

           Net change in cash                                            (107)              (820)              1,423

Cash at beginning of year                                                 603              1,423                  --
                                                                     -----------        -----------        ------------

Cash at end of year                                              $        496                603               1,423
                                                                     ===========        ===========        ============
Supplemental cash flow disclosure:
  Cash paid for interest                                         $      7,497              8,042               8,595


See accompanying notes to financial statements.

                             COSO ENERGY DEVELOPERS

                          Notes to Financial Statements

                        December 31, 2004, 2003, and 2002

                             (Dollars in thousands)



(1)  Organization, Operation, and Business of the Partnership

     Coso Energy Developers (CED or the Partnership), a California general partnership, was founded on March 31, 1988, in connection with financing the construction of a geothermal power plant on land leased from the U.S. Bureau of Land Management (BLM) at Coso Hot Springs, China Lake, California. CED is a general partnership owned by Caithness Coso Holdings, LLC (CCH), a California limited liability company, and New CHIP Company, LLC (New CHIP), a Delaware limited liability company, which are affiliates of CED.

     The CED power plants are located on land owned by BLM. There are turbine generators located at both the East and West power locks. CED pays royalties to BLM of 10% of the net value of the steam produced.

     The primary BLM geothermal lease had an initial term of ten years ending in 1998, and thereafter is subject to automatic extension until October 31, 2035, so long as geothermal steam is commercially produced. In addition, the lease may be extended to 2075 at the option of BLM. Coso Land Company
     (CLC), the original leaseholder, retained a 5% overriding royalty from interest based on the value of the steam produced. CLC was a joint venture between Caithness Acquisition Company, LLC (CAC) and an affiliate to CCH.

     The Partnership sells all electricity produced to Southern California Edison (Edison) under a 30-year power purchase contract (the PPC) expiring in 2019. Under the terms of the PPC, Edison makes payments to CED as follows:

     * Contractual payments for energy delivered escalated at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). After the scheduled energy price period, the energy payment adjusted to the actual avoided energy cost experienced by Edison. In March 1999, the Partnership completed the ten-year fixed price payment period and Edison ceased paying the scheduled energy rates. Edison entered into an agreement (the Agreement) with the Partnership on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date when the Partnership will begin receiving a fixed energy rate of 5.37 cents per kilowatt (kWh) for five (5) years. From January 1, 2002 through April 30, 2002, CED elected to receive from Edison a fixed energy rate of 3.25 cents per kWh. The average rate of energy paid to the Partnership for the years ended December 31, 2004, 2003, and 2002 was 5.37, 5.37, and 4.66 cents per kWh, respectively. Starting May 1, 2002, CED received 5.37 cents per kWh, pursuant to the Agreement discussed above. Subsequent to the five-year period, Edison will be required to make energy payments to the Partnership based on its avoided cost of energy until the PPC expires. Beyond the five-year period, the Partnership cannot predict the likely level of avoided cost of energy prices under the PPC and, accordingly, the revenues generated by the Partnership could fluctuate significantly;

     * Capacity payments which remain fixed over the life of the PPC to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the PPC; and

     * Bonus payments to the extent that actual energy delivery exceeds 85% of the plant capacity, are calculated monthly as stated in the PPC. In 2004, 2003, and 2002, the bonus payments aggregated $2,100, $2,126, and $2,126, respectively.

     Coso Operating Company, LLC (COC), an affiliated Delaware limited liability company, provides for the operation and maintenance of the geothermal power facilities and administrative services pursuant to certain operation and maintenance agreements with New CHIP, the managing general partner (see note 7).

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

     Revenue for capacity payments is recognized at the end of each month that capacity is provided under the PPC when collection is reasonably assured. Revenue for bonus payments is recognized at the end of each month in which actual energy delivered exceeds 85% of the plant capacity stated in the PPC.

     In the event that the PPC is amended, the Partnership's accounting policies would be modified in accordance with the guidance established in Emerging Issues Task Force (EITF) 91-6, Revenue Recognition of Long-Term Power Sales Contracts, and EITF 01-8, Determining Whether an Arrangement Contains a Lease.

     Fixed Assets and Depreciation

     The costs of major additions and betterments are capitalized, while replacements, maintenance, and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred.

     Depreciation of the power plant and transmission line is computed on a straight-line basis over their estimated useful lives of 30 years and, for significant additions, the shorter of the useful life or the remainder of the 30-year life from the plant's commencement of operations.

     Wells and Resource Development Costs

     Wells and resource development costs include costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs, the cost of drilling and equipping production wells, and administrative and interest costs directly attributable to the project are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are 10 years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the shorter of the useful life or the remainder of the 30-year life from the plant's commencement of operations.

     Deferred Plant Overhaul Costs and Well Rework Costs

     Plant overhaul costs are deferred and amortized over the estimated period between overhauls as these costs extend the life of the respective assets. These deferred costs of $199 and $420 at December 31, 2004 and 2003, respectively, are included in property, plant, and equipment. Currently, plant overhauls are amortized over three years from the point of completion.

     Production and injection rework costs included in plant operating expenses are expensed as incurred during the year. For the years ended December 31, 2004, 2003, and 2002, such costs were $2,495, $1,493, and $0, respectively.

     Impairment of Long-Lived Assets

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

     Deferred Financing Costs

     Deferred financing costs as of December 31, 2004 and 2003 consist of loan fees and other costs of financing that are amortized over the term of the related financing. Annual amortization of the deferred financing costs included in noncash interest expense is $255. Accumulated amortization at December 31, 2004 and 2003 was $1,757 and $1,502, respectively.

     Power Purchase Contract

     Intangible asset as of December 31, 2004 and 2003 consists of the PPC that is amortized on a straight-line basis over the remaining term of the PPC, which will expire in 2019. Annual amortization of the PPC is $1,072. The PPC consists of a gross carrying amount of $21,443, and accumulated amortization at December 31, 2004 and 2003 was $6,222 and $5,150, respectively.

     Income Taxes

     There is no provision for income taxes since such taxes are the responsibility of the partners. The net difference between the tax bases and the reported amounts of property, plant, and equipment, net at December 31, 2004 and 2003 was $106,270 and $123,010, respectively.

     Cash Equivalents

     For purposes of the statements of cash flows, CED considers all money market instruments purchased with an initial maturity of three months or less to be cash equivalents.

     Restricted Cash and Investments

     As of December 31, 2004 and 2003, the Partnership's investments were classified as held to maturity and reported at amortized cost. Included in restricted cash and investments are capital expenditure reserves and debt service reserve for the project debt service required by the project loan (see note 6). The carrying amount of restricted cash and investments at December 31, 2004 and 2003 approximated fair value, which is based on quoted market prices as provided by the financial institution that holds the investments.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and partners' capital and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and the allocation of profits and losses during the period. Actual results could differ significantly from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties approximated fair value as of December 31, 2004 and 2003, because of the relatively short maturity of these instruments. The project loan as of December 31, 2004 and 2003 has an estimated fair value of $83,469 and $92,031, respectively, based on the quoted market price of the senior secured notes (see note 6).

     The investment in Coso Transmission Line Partners (see note 3) and advances to New CLPSI Company, LLC (CLPSI) (see note 4) approximate the fair value.

     Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. On
     January 1, 2003, CED adopted SFAS No. 143 and estimated the restoration costs CED expects to incur when the land lease with BLM expires. Under the land lease, CED is required to remove all property, plant, and equipment to restore the land to its original state. Adoption of SFAS No. 143 resulted in a loss from the cumulative effect of a change in accounting principle of $924, a net increase in property, plant, and equipment of $198, and an increase in other liabilities of $1,122. As of December 31, 2004 and 2003, the accumulated liability associated with the restoration costs was $1,357 and $1,234, respectively, and is included in other liabilities. Accretion expense for the years ended December 31, 2004 and 2003 included in plant operating expense was $123 and $112, respectively. If CED had adopted SFAS No. 143 retroactively to January 1, 2002, net income for the year ended December 31, 2002 would have decreased by $110.

     New Accounting Pronouncements

     In December 2003, the FASB issued  Interpretation  No. 46 (revised December
     2003), (FIN 46) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation is to be applied in the first fiscal year or interim period beginning after December 15, 2003 to enterprises that hold a variable interest in all entities that are not special purpose entities. There is no effect of the application of this Interpretation on CED's financial statements.

(3)  Investment in Coso Transmission Line Partners

     Coso Transmission Line Partners (CTLP) is a partnership owned 46.67% by CED and 53.33% by Coso Power Developers (CPD), which owns the transmission line and facilities connecting the power plants owned by CED and CPD to the transmission line owned by Edison, at Inyokern, California, located 28 miles south of the plants. CTLP charges CED and CPD for the use of the transmission line at amounts sufficient for CTLP to recover its operating costs. These charges are recorded by CED as operating expenses and reflected as an increase in CED's payable to CTLP (see note 7).

(4)  Advances to New CLPSI Company, LLC

     CLPSI is a wholly owned subsidiary of CAC. CLPSI purchases, stores, and distributes spare parts to CED, CPD, and Coso Finance Partners (CFP) (collectively known as the Coso Partnerships). Also, certain other maintenance facilities utilized by the Coso Partnerships are owned by CLPSI. CED's advances to CLPSI fund the purchase of spare parts inventory and other assets. CLPSI bills the Coso Partnerships for spare parts as utilized and for use of the other facilities at amounts sufficient for CLPSI to recover its operating costs.

(5)  Property, Plant, and Equipment

     Property, plant, and equipment at December 31, 2004 and 2003 consist of the following:


                                                          2004          2003
                                                        --------      --------
     Power plant and gathering system                 $  148,751       148,198
     Transmission line                                     9,120         9,120
     Wells and resources development costs                93,483        93,612
                                                         -------       -------
                                                         251,354       250,930
     Less accumulated depreciation and amortization     (127,451)     (120,411)
                                                         -------       -------
                                                      $  123,903       130,519
                                                         =======       =======

(6)  Project Loan

     On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.), a wholly owned subsidiary of the Coso Partnerships, raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $108,000 to CED from the $413,000 debt raised from the offering of senior secured notes on terms consistent with those of the senior secured notes. The loan consisted of one note of $11,650 at 6.80%, which was paid off on December 15, 2001, and another of $96,250 at 9.05%, which has payments due semi-annually through December 15, 2009.

     The annual maturity of the project loan for each year ending December 31 is as follows:

                                                      Amount
                                                      ------
                  2005                            $    8,683
                  2006                                10,388
                  2007                                17,552
                  2009                                18,574
                  2009                                19,703
                                                      ------
                                                  $   74,900
                                                      ======

     The loan contains certain restrictive covenants that, among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve accounts, make distributions, create liens, and enter into any transaction of merger or consolidation.

     The  Partnership,  Funding  Corp.,  CPD, and CFP are jointly and  severally
     liable  for  the  repayment  of  the  senior  secured   notes,   which  are
     collateralized by the assets of the Coso Partnerships.

     The annual maturity of the senior secured notes for each year ending December 31 is as follows:

                                                      Amount
                                                      ------
                  2005                            $   35,480
                  2006                                38,286
                  2007                                47,419
                  2009                                49,261
                  2009                                51,831
                                                     -------
                                                  $  222,277
                                                     =======

(7)  Related Party Transactions

     The amounts due from and to related parties at December 31, 2004 and 2003 consist of the following:
                                                      2004              2003
                                                      ----              ----
     Amounts due from related parties:
       New RVPI Company, LLC                      $     21                --
       Coso Land Company:
         Principal                                     141               141
         Accrued interest                              323               301
                                                    ------            ------
                                                  $    485               442
                                                    ======            ======
     Amounts due to related parties:
       Coso Power Developers                      $    379               380
       Coso Finance Partners                           372               332
       Coso Land Company (noncurrent)               26,449            25,809
       Caithness Coso Funding Corp.                    297               337
       Coso Operating Company, LLC                     555               350
       Caithness Operating Company, Inc.                45                74
                                                    ------            ------
                                                  $ 28,097            27,282
                                                    ======            ======

     COC and Caithness Operating Company, Inc are reimbursed monthly for non-third-party costs incurred on behalf of CED. These costs are comprised principally of direct operating costs of the CED geothermal facility, allocable general and administrative costs, and an operator fee. The amount due to COC relates to reimbursements for payments of operating expenses. For each of the years ended December 31, 2004, 2003, and 2002, the Partnership paid COC an operators fee of $418.

     CED is charged a nonmanaging fee payable to the nonmanaging partner, CCH, or its assignee. For the years ended December 31, 2004, 2003, and 2002, CED paid $248, $243, and $241, respectively.

     As indicated in note 1, CLC is entitled to a royalty of 5% of the value of steam used by CED to produce the electricity sold to Edison. The royalty due CLC for the years ended December 31, 2004, 2003, and 2002 was $640, $814, and $781, respectively. Payment of royalties due to CLC is subordinated to payment of the project loan and is included in amounts due to related parties noncurrent (see note 6). The total amount payable as of December 31, 2004 and 2003 was $26,449 and $25,809, respectively. The obligation is noninterest bearing.

     CED is charged for its use of the transmission line owned by CTLP. The amount of such net charges, which are included in plant operating expenses, were $112, $111, and $113 for the years ended December 31, 2004, 2003, and 2002, respectively.

     CED is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The 2004, 2003, and 2002 costs charged to CED from CLPSI, which are included in plant operating expenses, were approximately $81, $318, and $350, respectively.

     The amount due to Funding Corp. represents accrued interest for 15 days in December related to the project loan (see note 6).

     On December 16, 1992, CED retired CLC's promissory note due to CalEnergy Company, Inc., resulting in the loan from CED to CLC of $141. Interest at 5% was accrued on this loan for the years ended December 31, 2004, 2003, and 2002, respectively. Interest on the note was $22, $21, and $20 in 2004, 2003, and 2002, respectively.

     During 1994, the Coso Partnerships entered into steam sharing agreements under which the partnerships may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the partnerships. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CED's steam sharing resulted in an expense, included in energy revenues, of $1,888, $908, and $546, for the years ended December 31, 2004, 2003, and 2002, respectively.

(8)  Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities at December 31, 2004 and 2003 consist of the following:

                                                          2004          2003
                                                        --------      --------
     Royalty payable                                    $   226         1,045
     Other                                                1,484         1,069
                                                        --------      --------
                                                        $ 1,710         2,114
                                                        ========      ========

(9)  Plant Operating Expense

     Included in plant operating expense are general administrative expenses that include insurance, property taxes, and other professional expenses. For the years ended December 31, 2004, 2003, and 2002, these costs were $6,534, $6,503, and $7,198, respectively.

(10) Employee Benefit Plan

     The Partnership has established a 401(k) plan (the Plan) for the benefit of eligible employees who elect to participate. Eligible employees may elect to contribute up to 15% of their annual compensation, as defined, in the Plan. The Partnership will match 50% of the employee's contribution up to the first 6% of the employee's salary. Additionally, the Partnership may elect to make a discretionary profit sharing contribution to the Plan. The Partnership's expense relating to the Plan approximated $149, $146, and $157 in 2004, 2003, and 2002, respectively.

(11) Commitments and Contingencies

     The Partnership is required to obtain a "Financial Guarantee Bond for Closure Costs" (Water Bond), which would be used in the event of noncompliance of the remediation obligation for waste discharge. For the years ended December 31, 2004 and 2003, the fair values of the Water Bond that is reported as a noncurrent restricted investment are $221 and $214, respectively.

     Settlement Agreement between Edison and the California Public Utilities Commission

     On September 23, 2002, the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the California Supreme Court. The Ninth Circuit stated that if the settlement agreement violated California state law, then the appeals court would be required to void the stipulated judgment. The California Supreme Court accepted the Ninth Circuit's request to address the issues referred to in the September 23, 2002 ruling. On August 21, 2003, the California Supreme Court found that state laws were not violated as a result of the settlement agreements. On December 19, 2003, the Ninth Circuit fully affirmed the district court's stipulated judgment based on the reply from the California Supreme Court. No appeal of this order was taken and it is now final.

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

(12) Risks and Uncertainties

     CED sells 100% of the electrical energy generated to Edison under a long-term PPC, and may be significantly impacted by risks beyond the Partnership's control. Among the important factors that could cause future operating results to differ materially from those anticipated include, but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Edison,
     (iii) risks related to the operation of power plants, (iv) the impact of avoided cost pricing along with other pricing variables, (v) general operating risks, including resource availability and regulatory oversight,
     (vi) changes in government  regulations,  (vii) the effects of competition,
     (viii) the alleged manipulation of the California energy market, and (ix) acts of terrorism directed at the project or other facilities affecting the normal course of business.

             Report of Independent Registered Public Accounting Firm



The Partners and Management Committee
Coso Power Developers and subsidiary:


We have audited the accompanying consolidated balance sheets of Coso Power Developers and subsidiary (the Partnership) as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coso Power Developers and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the financial statements, effective January 1, 2004, the Partnership retroactively adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, by restating the 2003 and 2002 consolidated financial statements, and effective January 1, 2003, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.





March 17, 2005
New York, New York

/s/ KPMG, LLP
-------------
    KPMG, LLP

                                                     COSO POWER DEVELOPERS
                                                         AND SUBSIDIARY

                                                   Consolidated Balance Sheets

                                                   December 31, 2004 and 2003

                                                     (Dollars in thousands)

                  Assets                                                                    2004                 2003
                                                                                       --------------       --------------
Current assets:
  Cash                                                                             $          507                   78
  Restricted cash and cash equivalents (note 2)                                             8,474                8,146
  Accounts receivable, (net of allowances of $82) (note 2)                                  7,693                7,985
  Prepaid expenses and other assets                                                           634                  830
  Amounts due from related parties (note 7)                                                 6,421                6,412
                                                                                       --------------       --------------

              Total current assets                                                         23,729               23,451

Restricted investments (notes 2 and 11)                                                       135                  135
Advances to New CLPSI Company, LLC (note 4)                                                 1,923                1,914
Property, plant, and equipment, net (note 5)                                              113,696              120,509
Power purchase contract, net (note 2)                                                      14,437               17,232
Deferred financing costs, net (note 2)                                                      1,085                1,302
                                                                                       --------------       --------------

              Total assets                                                         $      155,005              164,543
                                                                                      ===============       ==============

                  Liabilities and Partners' Capital

Current liabilities:
  Accounts payable and accrued liabilities (note 8)                                $        2,372                1,891
  Amounts due to related parties (note 7)                                                   1,313                1,191
  Current portion of project loan (note 6)                                                 11,697               10,718
                                                                                      ---------------       --------------
              Total current liabilities                                                    15,382               13,800

Other liabilities (note 2)                                                                    835                2,589
Project loan (note 6)                                                                      48,830               60,528
                                                                                      ---------------       --------------

              Total liabilities                                                            65,047               76,917

Commitments and contingencies (notes 6 and 11)

Minority interest                                                                           2,431                2,542
Partners' capital                                                                          87,527               85,084
                                                                                      ---------------       --------------

              Total liabilities and partners' capital                              $      155,005              164,543
                                                                                      ===============       ==============

See accompanying notes to consolidated financial statements.

                                                    COSO POWER DEVELOPERS
                                                        AND SUBSIDIARY

                                            Consolidated Statements of Operations

                                        Years ended December 31, 2004, 2003, and 2002

                                                    (Dollars in thousands)



                                                                     2004                  2003                  2002
                                                              ------------------    ------------------    ------------------
Revenues:
  Energy revenues (notes 2, 7, and 11)                        $      34,111                32,131                63,756
  Capacity and bonus payments                                        14,018                14,018                15,836
                                                              ------------------    ------------------    ------------------

              Total revenues                                         48,129                46,149                79,592
                                                              ------------------    ------------------    ------------------
Operating expenses:
  Plant operating expense (note 9)                                    9,617                 9,890                10,192
  Royalty expense                                                     8,231                 7,520                 6,961
  Depreciation and amortization                                      10,241                10,356                12,406
                                                              ------------------    ------------------    ------------------

              Total operating expenses                               28,089                27,766                29,559
                                                              ------------------    ------------------    ------------------

              Operating income                                       20,040                18,383                50,033
                                                              ------------------    ------------------    ------------------
Other (income)/expenses:
  Interest and other income (note 2)                                 (2,681)                 (569)               (1,025)
  Interest expense on project loan                                    6,211                 7,070                 7,538
  Noncash interest expense                                              217                   217                   217
                                                              ------------------    ------------------    ------------------

              Total other expenses                                    3,747                 6,718                 6,730
                                                              ------------------    ------------------    ------------------

Income before cumulative effect
  of change in accounting principle                                  16,293                11,665                43,303

Cumulative effect of change in accounting
  principle (note 2)                                                     --                 1,777                    --
                                                              ------------------    ------------------    ------------------


              Net income                                      $      16,293                 9,888                43,303
                                                              ==================    ==================    ==================

See accompanying notes to consolidated financial statements.


                                                    COSO POWER DEVELOPERS
                                                       AND SUBSIDIARY

                                         Consolidated Statements of Partners' Capital

                                         Years ended December 31, 2004, 2003, and 2002

                                                   (Dollars in thousands)


                                                             Caithness
                                                              Navy II                    New
                                                               Group,                    CTC
                                                                LLC                 Company, LLC             Total
                                                         -------------------      ------------------   -------------------
Balance at December 31, 2001                             $      32,340.0                29,880.0              62,220.0

Distributions to partners                                      (10,081.0)              (10,081.0)            (20,162.0)

Net income                                                      21,651.5                21,651.5              43,303.0
                                                         -------------------      ------------------   -------------------

Balance at December 31, 2002                                    43,910.5                41,450.5              85,361.0

Distributions to partners                                       (5,082.5)               (5,082.5)            (10,165.0)

Net income                                                       4,944.0                 4,944.0               9,888.0
                                                         -------------------      ------------------   -------------------

Balance at December 31, 2003                                    43,772.0                41,312.0              85,084.0

Distributions to partners                                       (6,925.0)               (6,925.0)            (13,850.0)

Net income                                                       8,146.5                 8,146.5              16,293.0
                                                         -------------------      ------------------   -------------------

Balance at December 31, 2004                             $      44,993.5                42,533.5              87,527.0
                                                         ===================      ==================   ===================

See accompanying notes to consolidated financial statements.

                                                    COSO POWER DEVELOPERS
                                                        AND SUBSIDIARY

                                             Consolidated Statements of Cash Flows

                                         Years ended December 31, 2004, 2003, and 2002

                                                   (Dollars in thousands)


                                                                             2004              2003               2002
                                                                       ----------------  ----------------   ----------------
Cash flows from operating activities:
  Net income                                                           $     16,293             9,888             43,303
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                                         10,241            10,356             12,406
       Noncash interest expense                                                 217               217                217
       Noncash plant operating expense                                          209               213                 --
       Provision for doubtful accounts                                           --                82                 --
       Cumulative effect of change in accounting principle                       --             1,777                 --
       Changes in operating assets and liabilities:
         Accounts receivable, prepaid expenses, and other assets                488              (552)            (4,475)
         Advances to New CLPSI Company, LLC                                      (9)               (3)                 2
         Accounts payable and accrued liabilities                               481               (57)           (13,912)
         Amounts due from related parties                                        (9)             (510)               237
         Other                                                               (1,647)             (122)               366
         Amounts due to related parties                                         122               433             (7,020)
                                                                       ----------------  ----------------   ----------------
           Net cash provided by operating activities                         26,386            21,722             31,124
                                                                       ----------------  ----------------   ----------------
Cash flows from investing activities:
  Capital expenditures                                                         (949)           (5,611)              (896)
  (Increase) decrease in restricted cash                                       (328)            2,574             (5,338)
                                                                       ----------------  ----------------   ----------------

           Net cash used in investing activities                             (1,277)           (3,037)            (6,234)
                                                                       ----------------  ----------------   ----------------
Cash flows from financing activities:
  Distributions to partners                                                 (13,850)          (10,165)           (20,162)
  Advances to minority interest                                                (111)             (111)              (105)
  Repayment of project financing loan                                       (10,719)           (9,155)            (3,799)
                                                                       ----------------  ----------------   ----------------

           Net cash used in financing activities                            (24,680)          (19,431)           (24,066)
                                                                       ----------------  ----------------   ----------------

           Net change in cash                                                   429              (746)               824

Cash at beginning of year                                                        78               824                 --
                                                                       ----------------  ----------------   ----------------

Cash at end of year                                                    $        507                78                824
                                                                       ================  ================   ================
Supplemental cash flow disclosure:
  Cash paid for interest                                               $      6,254             7,110              7,551


See accompanying notes to consolidated financial statements.

                              COSO POWER DEVELOPERS
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2004, 2003, and 2002

                             (Dollars in thousands)



(1)  Organization, Operation, and Business of the Partnership

     Coso Power Developers (CPD), a California general partnership, was formed on July 31, 1989 in connection with financing the construction of a geothermal power plant on land at the China Lake Naval Air Weapons Station at Coso Hot Springs, China Lake, California. CPD is a general partnership between Caithness Navy II Group, LLC (Navy II), and New CTC Company, LLC (New CTC), which are affiliated Delaware limited liability companies.

     The power plant is located on land owned by the United States Navy (Navy), which CPD paid a royalty of 18% of revenues, through October 31, 2004. On November 1, 2004, CPD entered into a new agreement (New Contract) with the Navy, which terminated the existing contracts that were due to expire in 2010. The New Contract extends CPD's exclusive right to explore, develop, and use certain geothermal resources of Navy lands through October 31, 2034.

     Under the terms of the New Contract, the royalty paid to the Navy has been restructured so that CPD will pay a rate of 15% of gross revenues received up to annual base revenue amount. Beyond the annual base revenue amount, the Navy and CPD will split the additional revenues, on a 50/50 basis, until the Navy receives a maximum of 20% of all gross revenue.

     CPD sells all electricity produced to Southern California Edison (Edison) under a 20-year power purchase contract (the PPC) expiring in 2010. Under the terms of the PPC, Edison makes payments to CPD as follows:

     * Contractual payments for energy delivered escalated at an average rate of approximately 7.6% for the first ten years after the date of firm operation (scheduled energy price period). The scheduled energy price period extended until January 2000. After the scheduled energy price period, the energy payment adjusted to the actual avoided energy cost experienced by Edison. Edison entered into an agreement (the Agreement) with CPD on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date from which CPD receives a fixed energy rate of 5.37 cents per kilowatt (kWh) for five (5) years. From January 1, 2002 through April 30, 2002, CPD elected to receive from Edison a fixed energy rate of 3.25 cents per kWh. The average rate of energy paid to CPD for the years ended December 31, 2004, 2003, and 2002, was 5.37, 5.37, and 4.66 cents per kWh, respectively. Starting May 1, 2002, CPD received 5.37 cents per kWh, pursuant to the Agreement discussed above. Subsequent to the five-year period, Edison will be required to make energy payments to CPD based on its avoided cost of energy until the PPC expires. Beyond the five-year period, CPD cannot predict the likely level of avoided cost of energy prices under the PPC and, accordingly, the revenues generated by CPD could fluctuate significantly;

     * Capacity payments which remain fixed over the life of the PPC to the extent that actual energy delivered exceeds minimum levels of the plant capacity defined in the PPC; and

     * Bonus payments to the extent that actual energy delivered exceeds 85% of the plant capacity, are calculated monthly as stated in the PPC. In 2004, 2003, and 2002, the bonus payments aggregated $2,138, $2,138, and $2,138, respectively.

     Coso Operating Company, LLC (COC), an affiliated Delaware limited liability company, provides for the operation and maintenance of the geothermal power facilities and administrative services pursuant to certain operation and maintenance agreements with New CTC, the managing general partner (see note 7).

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

(2)  Summary of Significant Accounting Policies

     Consolidation

     The accompanying consolidated financial statements include the assets, liabilities, income, and expenses of CPD and its majority-owned subsidiary Coso Transmission Line Partners (collectively the Partnership) (see note 3). Intercompany balances and transactions have been eliminated upon consolidation.

     The consolidated financial statements include the accounts of Coso Transmission Line Partners (CTLP) as a result of the adoption of the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003) (FIN 46R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. An entity shall be subject to consolidation according to the provisions of FIN 46R, if, by design, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest:
     (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. The Company determined that CTLP is a variable interest entity under FIN 46R and was consolidated effective January 1, 2004. The effects on the Partnership's consolidated financial statements for the years ended December 31, 2004 and 2003 were increases of $2,431 and $2,542 to assets, and minority interest, respectively.

     The consolidated financial statements relating to prior periods have been retroactively restated to consolidate the accounts of CTLP as a direct result of the adoption of FIN 46R. There was no cumulative effect recorded upon the adoption of the Interpretation.

     Accounts Receivable and Revenue Recognition

     Accounts receivable primarily consists of receivables from Edison for electricity delivered and sold under the PPC. As of December 31, 2003, the Partnership established an allowance for doubtful accounts of $82, based on a dispute with Edison regarding a payment for capacity. In October and November of 2003, Edison limited generation to complete their transmission system maintenance, resulting in lower capacity payments. CPD is disputing Edison's claim that the forced reduction in generation was the result of scheduled maintenance, which permits Edison to discount the capacity payment to CPD.

     Operating revenues are recognized as income during the period in which electricity is delivered to Edison. Subsequent to May 31, 2007, as discussed in note 1, revenue is recognized based on Edison's avoided energy cost, until CPD's PPC expires.

     Periodic increases in natural gas prices and imbalances between supply and demand, among other factors, have at times led to significant increases in wholesale electricity prices in California. During those periods, Edison had fixed tariffs with its retail customers that were significantly below the wholesale prices it paid in California. That resulted in significant under-recoveries by Edison of its electricity purchase costs. On January 16, 2001, Edison announced that it was temporarily suspending payments for energy provided, including the energy provided by the
     Partnership, pending a permanent solution to its liquidity crisis. Subsequently, pursuant to a California Public Utilities Commission (CPUC) order, Edison resumed making payments to the Partnership beginning with power generated on March 27, 2001. Edison also made a payment equal to 10% of the unpaid balance for power generated from November 1, 2000 to March 26, 2001 and paid interest on the outstanding amount at 7% per annum. That payment was made pursuant to the Agreement between Edison and CPD described in note 1. The Agreement, as amended, which received CPUC approval in January 2002, established the fixed energy rates discussed above and set payment terms for past due amounts owed to the Partnership by Edison. Due to the uncertainty surrounding Edison's ability to make payment on past due amounts, collection was not reasonably assured and the Partnership did not recognize revenue of $38,045 from Edison for energy delivered during the period November 1, 2000 through March 26, 2001. On March 1, 2002, Edison reached certain financing milestones and paid the Partnership $38,045 for electricity generated during the period November 1, 2000 through March 26, 2001. The Partnership recognized revenues for such electricity deliveries in March 2002.

     Revenue for capacity payments is recognized at the end of each month that capacity is provided under the PPC when collection is reasonably assured. Revenue for bonus payments is recognized at the end of each month in which actual energy delivered exceeds 85% of the plant capacity stated in the PPC.

     In the event that the PPC is amended, the Partnership's accounting policies would be modified in accordance with the guidance established in Emerging Issues Task Force (EITF) 91-6, Revenue Recognition of Long-Term Power Sales Contracts, and EITF 01-8, Determining Whether an Arrangement Contains a Lease.

     Fixed Assets and Depreciation

     The costs of major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not improve or extend the life of the respective assets are expensed as incurred.

     Depreciation of the power plant and transmission line is computed on a straight-line basis over their estimated useful life of 30 years and, for significant additions, the shorter of the useful life or the remainder of the 30-year life from the plant's commencement of operations.

     Wells and Resource Development Costs

     Wells and resource development costs include costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs, the costs of drilling and equipping production wells, and administrative and interest costs directly attributable to the project, are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are ten years each; exploration costs and development costs, other than production wells, are amortized over 30 years and, for significant additions, the shorter of the useful life or the remainder of the 30-year life from the plant's commencement of operations.

     Deferred Plant Overhaul Costs and Well Rework Costs

     Plant overhaul costs are deferred and amortized over the estimated period between overhauls, as these costs extend the useful lives of the respective assets. These deferred costs of $199 and $246 at December 31, 2004 and 2003, respectively, are included in property, plant, and equipment. Currently, plant overhauls are amortized over three years from the point of completion.

     Production and injection rework costs included in plant operating expenses are expensed as incurred. For the years ended December 31, 2004, 2003, and 2002, such costs were $407, $0, and $328, respectively.

     Impairment of Long-Lived Assets

     Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

     Deferred Financing Costs

     Deferred financing costs as of December 31, 2004 and 2003 consist of loan fees and other costs of financing that are amortized over the term of the related financing. Annual amortization of the deferred financing costs is $217, and is included in noncash interest expense. Accumulated amortization at December 31, 2004 and 2003 was $3,090 and $2,873, respectively.

     Power Purchase Contract

     The PPC, which is amortized on a straight-line basis over the remaining term of the PPC, will expire in 2010. Annual amortization of the PPC is approximately $2,794. The PPC consists of a gross carrying amount of $30,738, and accumulated amortization at December 31, 2004 and 2003 was $16,301 and $13,506, respectively.

     Income Taxes

     There is no provision for income taxes since such taxes are the responsibility of the partners. The net difference between the tax basis and the reported amounts of property, plant, and equipment, net at December 31, 2004 and 2003 was $86,322 and $91,420, respectively.

     Cash Equivalents

     For purposes of the statements of cash flows, the Partnership considers all money market instruments purchased with initial maturities of three months or less to be cash equivalents.

     Restricted Cash and Investments

     As of December 31, 2004 and 2003, the Partnership's investments were classified as held to maturity and reported at amortized cost. Included in restricted cash and investments are capital expenditure reserves and a debt service reserve for the project debt service required by the project loan (see note 6). The carrying amount of restricted cash and investments at December 31, 2004 and 2003 approximated fair value, which is based on quoted market prices as provided by the financial institution that holds the investments.

     Use of Estimates

     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, partners' capital, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses, and the allocation of profits and losses during the reportable period. Actual results could differ significantly from those estimates.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, amounts due from related parties, accounts payable and accrued liabilities, and amounts due to related parties approximated fair value as of December 31, 2004 and 2003, because of the relatively short maturity of these instruments. The project loan as of December 31, 2004 and 2003 has an estimated fair value of $67,451 and $77,302, respectively, based on the quoted market price of the senior secured notes (see note 6).

     The investments in CTLP (see note 3) and advances to New CLPSI Company, LLC (CLPSI) (see note 4) approximate fair value.

     Asset Retirement Obligation

     In June 2001,  FASB issued  Statement  of  Financial  Accounting  Standards
     (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for consolidated financial statements issued for fiscal years beginning after June 15, 2002. On January 1, 2003, CPD adopted SFAS No. 143 and estimated the restoration costs CPD expects to incur when the land lease with the Navy expires. Under the land lease CPD is required to remove all property, plant, and equipment to restore the land to its original state. Adoption of SFAS No. 143 resulted in a loss from the cumulative effect of a change in accounting principle of $1,777, a net increase in property, plant, and equipment of $354, and an increase in other liabilities of $2,131. On November 1, 2004, CPD entered into the New Contract with the Navy, extending their land lease through October 31, 2034 (see note 1). Adoption of the terms of the New Contract resulted in a change in accounting estimate, resulting in a reduction of property, plant, and equipment, net of $316, a reduction of the accumulated liability of $1,719, and an increase in interest and other income of $1,403. As of December 31, 2004 and 2003, the accumulated liability associated with the restorations costs was $835 and $2,345, respectively, and is included in other liabilities. Accretion expense for the years ended December 31, 2004 and 2003 included in plant operating expense was $209 and $213, respectively. If CPD had adopted SFAS No. 143 retroactively to January 1, 2002, net income for the year ended December 31, 2002 would have decreased by $215.

     Reclassifications

     Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(3)  Investment in Coso Transmission Line Partners

     CTLP is a partnership owned 53.33% by CPD and 46.67% by Coso Energy Developers (CED), which owns the transmission line and facilities connecting the power plants owned by CPD and CED to the transmission line owned by Edison, at Inyokern, California, located 28 miles south of the plants. CTLP charges CPD and CED for the use of the transmission line at amounts sufficient for CTLP to recover its operating costs. The charges to CPD are eliminated in consolidation.

(4)  Advances to New CLPSI Company, LLC

     CLPSI is a wholly owned subsidiary of Caithness  Acquisition  Company,  LLC
     (CAC). CLPSI purchases, stores, and distributes spare parts to CPD, CED, and Coso Finance Partners (CFP) (collectively known as the Coso Partnerships). Also, certain other maintenance facilities utilized by the Coso Partnerships are owned by CLPSI. CPD's advances to CLPSI fund the purchase of spare parts inventory and other assets. CLPSI bills the Coso Partnerships for spare parts as utilized and for use of the other facilities at amounts sufficient for CLPSI to recover its operating costs.

(5)  Property, Plant, and Equipment

     Property, plant, and equipment at December 31, 2004 and 2003 consist of the following:
                                                         2004          2003
                                                       -------       -------
     Power, plant, and gathering system             $  148,960       149,775
     Transmission line                                  16,336        16,336
     Wells and resource development costs               59,598        59,762
                                                       -------       -------
                                                       224,894       225,873
     Less accumulated depreciation
     and amortization                                 (111,198)     (105,364)
                                                       -------       -------
                                                    $  113,696       120,509
                                                       =======       =======

(6)  Project Loan

     On May 28, 1999, Caithness Coso Funding Corp. (Funding Corp.), a wholly owned subsidiary of the Coso Partnerships, raised $413,000 from an offering of senior secured notes. Funding Corp. loaned approximately $154,000 to CPD from the $413,000 debt raised from the offering of senior secured notes on terms consistent with those of the senior secured notes. The loan consisted of one note of $69,350 at 6.80%, which was paid off on December 15, 2001, and another note of $84,200 at 9.05%, which has payments due semi-annually through December 15, 2009.

     The annual maturity of the project loan for each year ending December 31 is as follows:

                                                         Amount
                                                         ------
                  2005                              $    11,697
                  2006                                   11,738
                  2007                                   12,530
                  2008                                   12,392
                  2009                                   12,170
                                                         ------
                                                    $    60,527
                                                         ======

     The loan contains certain restrictive covenants that, among other things, limit the Partnership's ability to incur additional indebtedness, release funds from reserve amounts, make distributions, create loans, and enter into any transaction of merger or consolidation.

     The  Partnership,  Funding  Corp.,  CED, and CFP are jointly and  severally
     liable  for  the  repayment  of  the  senior  secured   notes,   which  are
     collateralized by the assets of the Coso Partnerships.

     The annual maturity of the senior secured notes for each year ending December 31 is as follows:

                                                         Amount
                                                         ------
                  2005                              $    35,480
                  2006                                   38,286
                  2007                                   47,419
                  2008                                   49,261
                  2009                                   51,831
                                                        -------
                                                    $   222,277
                                                        =======

(7)  Related Party Transactions

     The amounts due from and to related parties at December 31, 2004 and 2003 consist of the following:

                                                     2004             2003
                                                   --------         --------
     Amounts due from related parties:
       Coso Energy Developers                    $     379              380
       New RVPI Company, LLC                            21               --
       Coso Operating Company, LLC                     865            1,122
       China Lake Joint Venture:
         Principal                                   1,562            1,562
         Accrued interest                            3,594            3,348
                                                     -----            -----
                                                 $   6,421            6,412
                                                     =====            =====
     Amounts due to related parties:
       Coso Finance Partners                     $     951              838
       Caithness Corporation                            79               --
       Caithness Coso Funding Corp.                    241              283
       Caithness Operating Company, LLC                 42               70
                                                     -----            -----
                                                 $   1,313            1,191
                                                     =====            =====


     COC and Caithness Operating Company, LLC are reimbursed monthly for non-third-party costs incurred on behalf of CPD. These costs are comprised principally of direct operating costs of the CPD geothermal facility, allocable general and administrative costs, and an operator fee. The amount due from COC relates to advances for payments of operating expenses. For each of the years ended December 31, 2004, 2003, and 2002, the Partnership paid COC an operator's fee of $418.

     CPD is charged a nonmanaging fee payable to the nonmanaging partner, Navy II, or its assignee. For the years ended December 31, 2004, 2003, and 2002, CPD paid $248, $243, and $241, respectively.

     CPD is charged by CLPSI for both its inventory usage and its portion of the expenses of operating CLPSI. The charges to CPD from CLPSI in 2004, 2003, and 2002, which are included in plant operating expenses, were approximately $81, $189, and $237, respectively.

     On December 16, 1992, CPD retired China Lake Joint Venture's (CLJV) promissory note due CalEnergy, resulting in the loan from CPD to CLJV of $1,562 at December 31, 1992. CLJV is an affiliated venture. Interest has been accrued on this loan for the years ended December 31, 2004, 2003, and 2002 at 5%, 5%, and 5%, respectively. Interest on the loan was $246, $234, and $229, in 2004, 2003, and 2002, respectively.

     The amount due to Funding Corp. represents accrued interest for 15 days in December, related to the project loan (see note 6).

     During 1994, the Coso Partnerships entered into steam sharing agreements under which the partnerships may transfer steam, with the resulting incremental revenue and royalty expense shared equally by the partnerships. In the second half of 1995, interconnection facilities between the plants were completed and the transfer of steam commenced. CPD's steam sharing resulted in an expense, included in energy revenues, of $6,213, $6,888, and $5,255 for the years ended December 31, 2004, 2003, and 2002, respectively.

(8)  Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities at December 31, 2004 and 2003 consist of the following:

                                                          2004          2003
                                                        --------      --------
     Royalty payable                                    $ 1,094         1,044
     Other                                                1,278           847
                                                        --------      --------
                                                        $ 2,372         1,891
                                                        ========      ========

(9)  Plant Operating Expense

     Included in plant operating expense are general administrative expenses that include insurance, property taxes, and other professional expenses. For the years ended December 31, 2004, 2003, and 2002, these costs were $5,306, $6,030, and $6,429, respectively.

(10) Employee Benefit Plan

     The Partnership has established a 401(k) plan (the Plan) for the benefit of eligible employees who elect to participate. Eligible employees may elect to contribute up to 15% of their annual compensation, as defined, to the Plan. The Partnership will match 50% of the employee's contribution up to the first 6% of the employee's salary. Additionally, the Partnership may elect to make a discretionary profit sharing contribution to the Plan. The Partnership's expense relating to the Plan approximated $132, $127, and $125 in 2004, 2003, and 2002, respectively.

(11) Commitments and Contingencies

     The Partnership is required to obtain a "Financial Guarantee Bond for Closure Costs" (Water Bond), which would be used in the event of noncompliance of the remediation obligation for waste discharge. For the years ended December 31, 2004 and 2003, the fair value of the Water Bond that is reported as a noncurrent restricted investment is $135.

     Settlement Agreement between Edison and the California Public Utilities Commission

     On September 23, 2002, the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) issued an opinion and order on appeal from the district court's stipulated judgment which affirmed the stipulated judgment in part and referred questions based on California state law to the California Supreme Court. The Ninth Circuit stated that if the settlement agreement violated California state law, then the appeals court would be required to void the stipulated judgment. The California Supreme Court accepted the Ninth Circuit's request to address the issues referred to in the September 23, 2002 ruling. On August 21, 2003, the California Supreme Court found that state laws were not violated as of result of the settlement agreements. On December 19, 2003, the Ninth Circuit fully affirmed the district court's stipulated judgment based on the reply from the California Supreme Court.

     Court of Appeals Decision on Line Loss Factor

     Edison filed a petition for a writ of review of a January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated the Public Utility Regulator Policies Act of 1978. Subsequently, the California Court of Appeals issued a decision on August 20, 2002 in response to the writ affirming the January 2001 CPUC decision, except for the 0.95 "floor," which it rejected as an abuse of discretion by the CPUC. While this matter was appealed to the California Supreme Court, the petition for review was denied. The Coso Partnerships are currently evaluating potential actions to redress this issue. The Coso Partnerships' Agreements set the loss factor at 1.0 for energy sold between May 2002 through May 2007. After April 2007, the Coso Partnerships will have a line loss factor of less than 1.0, effectively decreasing revenues if Edison's challenge to the CPUC ruling stands. CPD cannot predict whether any subsequent action regarding this matter will be successful.

(12) Risks and Uncertainties

     CPD sells 100% of the electrical energy generated to Edison under a long-term PPC, and may be significantly impacted by risks beyond the Partnership's control. Among the important factors that could cause future operating results to differ materially from those anticipated include, but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Edison,
     (iii) risks related to the operation of power plants, (iv) the impact of avoided cost pricing along with other pricing variables including natural gas, (v) general operating risks, including resource availability and regulatory oversight, (vi) changes in government regulations, (vii) the effects of competition, (viii) the alleged manipulation of the California energy market, and (ix) acts of terrorism directed at the project or other facilities affecting the normal course of business.

Quarterly Data (Unaudited)
                                           March 31(a)      June 30(a)     September 30(a)     December 31(a)
                                           -----------      ----------     ---------------     --------------
Caithness Coso Funding Corp:

        2004
        Total revenues                     $    5,675         5,689             5,482               5,414
        Operating income                          --            --                --                  --
          Net income                       $      --            --                --                  --

        2003
        Total revenues                     $    6,294         6,323             6,144               6,067
        Operating income                          --            --                --                  --
          Net income                       $      --            --                --                  --

        2002
        Total revenues                     $    6,854         6,856             6,659               6,562
        Operating income                          --            --                --                  --
          Net income                       $      --            --                --                  --


Coso Finance Partners:

        2004
        Total revenues                     $   13,111        14,583            19,847              13,003
        Operating income                        5,358         6,102             8,422               5,507
          Net income                       $    3,130         3,899             6,933               5,011

        2003
        Total revenues                     $   12,553        15,323            19,833              12,083
        Operating income                        5,039         6,348             9,829               4,539
          Net income                       $      760         3,836             7,400               3,708

        2002
        Total revenues                     $   45,498        14,328            19,761              12,478
        Operating income                       38,408         6,072             8,104               5,964
          Net income                       $   36,063         4,300             5,528               3,221


Coso Energy Developers:

        2004
        Total revenues                     $    9,099        11,034            15,467               9,146
        Operating income                        3,369         3,236             9,166               3,493
          Net income                       $    1,687         1,469             8,372               2,083

        2003
        Total revenues                     $    9,334        11,610            16,222               9,703
        Operating income                        4,212         5,559             9,073               3,093
          Net income                       $    1,514         3,721             7,265               1,381

        2002
        Total revenues                     $   43,480        11,190            16,591               9,991
        Operating income                       36,805         3,705             7,878               4,338
          Net income                       $   35,203         1,725             5,961               2,470


Coso Power Developers:

        2004
        Total revenues                     $    9,656        11,443            17,094               9,936
        Operating income                        2,705         4,539             9,516               3,280
          Net income                       $    1,127         2,970             8,693               3,503

        2003
        Total revenues                     $    8,512        10,825            16,513              10,299
        Operating income                        1,890         4,112             8,873               3,508
          Net income (loss)                $   (1,634)        2,330             7,174               2,018

        2002
        Total revenues                     $   44,422         9,771            15,838               9,561
        Operating income                       37,532         1,697             8,451               2,353
          Net income (loss)                $   36,085           (60)            6,796                 482

(a) In the opinion of the Caithness Coso Funding Corp. and the Partnerships, all adjustments, which consist of normal recurring accruals to present a fair statement of the amounts shown for such periods, have been made.


Supplemental Consolidated Condensed Combined Financial Information for Coso Partnerships

The following information presents unaudited condensed combined financial statements of the Coso Partnerships. These financial statements represent a compilation of the financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers and Coso Power Developers for the periods indicated. This supplemental financial information is not required by GAAP and has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships as a whole, which jointly and severally guarantee the repayment of Caithness Coso Funding Corp's senior notes. The unaudited condensed combined financial statements should be read in conjunction with each individual Partnership's financial statements and their accompanying notes.

                                                       COSO PARTNERSHIPS

                                    UNAUDITED CONSOLIDATED CONDENSED COMBINED BALANCE SHEETS

                                                    (Dollars in thousands)


                                                                             December 31,       December 31,
                                                                                 2004               2003
              Assets:

Current assets:
  Cash...........................................                            $   1,794             2,135
  Restricted cash and cash equivalents...........                               32,622            29,495
  Accounts receivable, net.......................                               21,831            21,740
  Prepaid expenses and other.....................                                2,266             2,796
  Inventory......................................                                5,357             5,270
  Amounts due from related parties...............                                6,787             6,829
                                                                                ------            ------
          Total current assets                                                  70,657            68,265

Restricted cash and cash equivalents.............                               15,250            13,598
Property, plant and equipment, net...............                              371,223           386,899
Power purchase agreement, net....................                               37,308            42,323
Deferred financing costs, net....................                                3,938             4,725
                                                                               -------           -------

          Total assets...........................                            $ 498,376         $ 515,810
                                                                               =======           =======


              Liabilities and Partners' Capital:

Current Liabilities:
  Accounts payable and accrued liabilities......                             $   8,684         $   8,508
  Amounts due to related parties................                                 1,865             1,588
  Current portion of project loans..............                                35,480            31,332
                                                                                ------            ------
          Total current liabilities                                             46,029            41,428


Other liabilities...............................                                17,746            19,714
Amounts due to related parties..................                                26,449            25,809
Project loan....................................                               186,797           222,282
                                                                               -------           -------

          Total liabilities.....................                               277,021           309,233


Partners' capital................................                              221,355           206,577
                                                                               -------           -------

          Total liabilities and partners' capital                            $ 498,376         $ 515,810
                                                                               =======           =======





                  See accompanying notes to the unaudited condensed combined financial statements.



                                                      COSO PARTNERSHIPS

                              UNAUDITED CONSOLIDATED CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                   (Dollars in thousands)


                                                                Twelve Months        Twelve Months       Twelve Months
                                                                    Ended                Ended              Ended
                                                                 December 31,        December 31,        December 31,
                                                                     2004                2003                2002
                                                                 ------------        ------------        ------------
Revenue:
  Energy revenues............................                    $ 111,251            $ 110,587           $ 205,151
  Capacity revenues..........................                       42,168               42,223              47,758
                                                                   -------              -------             -------

       Total revenue.........................                      153,419              152,810             252,909
                                                                   -------              -------             -------
Operating expenses:
  Plant operating expenses...................                       34,368               32,883              31,777
  Royalty expense............................                       23,291               23,379              22,311
  Depreciation and amortization..............                       30,775               30,172              37,242
                                                                    ------               ------              ------

       Total operating expenses..............                       88,434               86,434              91,330
                                                                    ------              -------             -------

       Operating income......................                       64,985               66,376             161,579
                                                                    ------               ------             -------

Other (income)/expenses:
  Interest and other income..................                       (6,939)              (3,191)             (3,923)
  Interest expense...........................                       22,260               24,826              26,941
  Non cash interest expense..................                          787                  787                 787
                                                                    ------               ------              ------

       Total other expenses..................                       16,108               22,422              23,805
                                                                    ------               ------              ------

    Income before cumulative effect of change
       in accounting principle...............                       48,877               43,954             137,774

    Cumulative effect of change in accounting
       principle.............................                           --                4,481                  --
                                                                    ------               ------             -------


       Net income............................                    $  48,877            $  39,473           $ 137,774
                                                                    ======               ======             =======





                       See accompanying notes to the unaudited condensed combined financial statements.


                                                               F-26

                                                         COSO PARTNERSHIPS

                                  UNAUDITED CONSOLIDATED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                                      (Dollars in thousands)


                                                              Twelve Months      Twelve Months        Twelve Months
                                                                  Ended              Ended               Ended
                                                               December 31,       December 31,         December 31,
                                                                   2004               2003                 2002

Net cash provided by (used in) operating activities...         $   80,596         $   76,491           $  144,902
Net cash provided by (used in) investing activities...            (15,390)           (12,881)             (18,962)
Net cash provided by (used in) financing activities...            (65,547)           (67,996)            (119,683)
                                                                   ------             ------              -------

Net change in cash....................................         $     (341)        $   (4,386)          $    6,257
                                                                   ======             ======              =======
Supplemental cash flow disclosure:

            Cash paid for interest....................         $   22,385         $   24,950           $   27,026
                                                                   ======             ======               ======



                  See accompanying notes to the unaudited condensed combined financial statements.



                                COSO PARTNERSHIPS
             NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED COMBINED
                              FINANCIAL STATEMENTS


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.


Item 9A.  Controls and Procedures.

     The Registrants' Chief Executive Officer and Chief Financial Officer (the Registrant's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2004, that the design and operation of the Registrant's "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by the Registrant under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Registrant's management, including the Registrants' principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the period ended December 31, 2004, there were no changes in the Registrant's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrant's internal controls over financial reporting.

Item 9B.  Other Information.

     The Registrants' do not have any additional information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 that was not already reported on the Form 8-K filed November 1, 2004.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.


     The following table sets forth the persons who served as our directors and executive officers as of December 31, 2004:

       Name                          Age                         Position(s)
       ----                          ---                         -----------
James D. Bishop, Sr.                  71               Director, Chairman and Chief Executive Officer

Leslie J. Gelber                      48               Director, President and Chief Operating Officer

James D. Bishop, Jr.                  44               Director, Vice Chairman

Christopher T. McCallion              43               Director, Executive Vice President and Chief Financial
                                                       Officer

Kenneth P. Hoffman                    52               Senior Vice President

Mark A. Ferrucci                      52               Director

David V. Casale                       41               Vice President and Controller

John A. McNamara                      45               Vice President Finance

Barbara Bishop Gollan                 46               Vice President

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

     David V. Casale, Vice President and the Controller of Funding Corp. and of Caithness Energy joined Caithness Equities Corporation in December 1991 and has served as Vice President and as its Controller since November 1995. Mr. Casale also serves on the boards of directors of joint ventures affiliated with Caithness Equities Corporation. Mr. Casale holds a Bachelor of Arts degree from Adelphi University.

     John A. McNamara, Vice President of Finance of Funding Corp. and of Caithness Energy, joined Caithness Equities Corporation in September of 1990 and has served as Vice President since 1999. Prior to joining Caithness Equities Corporation, Mr. McNamara was a broker with Bradley & Company, an account executive with First Georgetown Securities, Inc. and a staff member of the United States Senate Committee on Small Business. He received a Masters of Business Administration degree from Georgetown University and a Bachelor of Arts degree from Denison University.

     Barbara Bishop Gollan, Vice President of Funding Corp. and of Caithness Energy, joined Caithness Equities Corporation as Vice President in October 1990. Ms. Gollan has authored and co-authored a number of technical papers on geothermal systems, which were presented to the Geothermal Resources Council, the Geologic Society of America and the Stanford Geothermal Workshop. Ms. Gollan holds a Master of Science degree in Geology and Geochemistry from Stanford University and holds a Bachelor of Arts degree from Amherst College. Ms. Gollan is the daughter of Mr. James D. Bishop, Sr. and the sister of James D. Bishop, Jr.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 2004 certain information regarding the beneficial ownership of Coso Funding Corp.'s voting securities and the beneficial ownership of the voting securities of each of the Coso Partnerships by:

(1) Each person who is known by the Registrants and the Coso Partnerships to beneficially own 5% or more of Coso Funding Corp.'s voting securities or 5% or more of the voting securities of any Coso Partnership,

(2) Each of Coso Funding Corp.'s directors and executive officers who also act in similar capacities on behalf of the managing partner of each Coso Partnership and each of the delegates to the management committee of each Coso Partnership, and

(3) All of Coso Funding Corp.'s directors and executive officers who also act in similar capacities for the managing partnership of each Coso Partnership and all of the delegates to the management committee of each Coso Partnership as a group.

     Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Except as otherwise noted, each person named below has an address in care of our principal executive offices.

                               Beneficial Ownership of Coso Funding Corp. and the Coso Partnerships

                                               Percent Indirect      Percent Indirect      Percent Indirect      Percent Indirect
                                                  Beneficial            Beneficial            Beneficial            Beneficial
             Name and Address of                 Ownership in          Ownership in          Ownership in          Ownership in
              Beneficial Owner                   Coso Funding           the Navy I             the BLM              the Navy II
              ----------------                       Corp.             Partnership           Partnership            Partnership
                                                     -----             -----------           -----------            -----------
 James D. Bishop, Sr. (1)(2)..............           --                   --                    --                     --

 Leslie J. Gelber (1)(3)..................           --                   --                    --                     --

 James D. Bishop, Jr. (1)(4)..............          17.3%                16.9%                 19.3%                  15.7%

 Christopher T. McCallion (1)(3)..........           --                   --                    --                     --

 Kenneth P. Hoffman (1)(3)................           --                   --                    --                     --

 Larry K. Carpenter (1)(3)................           --                   --                    --                     --

 Mark A. Ferrucci.........................           --                   --                    --                     --

 David V. Casale (1)(3)...................           --                   --                    --                     --

 John A. McNamara (1)(3)..................           --                   --                    --                     --

 Barbara Bishop Gollan (1)(3)(5)..........           --                   --                    --                     --

 Dominion Energy, Inc. (6)................           *                    --                    7.8%                   2.8%
    901 East Byrd Street
    Richmond, VA  23219

 Mojave Energy Company (7)................           6.1%                 5.5%                  7.7%                   5.2%
    c/o Davenport Resources, Inc.
    200 Railroad Avenue, 3rd floor
    Greenwich, CT  06830

 ArcLight Clean Power Investors, LLC                13.96%                13.6%                 14.7%                  13.3%
 (8)......................................
    200 Clarendon Street
    Boston, MA  02117

 All directors, executive officers
 and management committee delegates
 as a group...............................           21.4%                17.4%                 30.2%                  16.6%

*     Less than 5.0%.
(1) The address of such person is c/o Caithness Corporation, 565 Fifth Avenue, 29th Floor, New York, New York 10017-2478.
(2) James D. Bishop, Sr. is the beneficiary of The James D. Bishop Trust--2002 ("Bishop, Sr. 2Trust"), which owns shares of common stock of Caithness Equities Corporation (f/k/a Caithness Corporation), Mojave Power, Inc., and Mojave Power II, Inc., and membership units in Caithness 1997, LLC, the voting rights of which have been transferred to The Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr. Caithness Equities Corporation (f/k/a Caithness Corporation), Mojave Power, Inc.,
     Mojave Power II Inc., and Caithness 1997, LLC own, indirectly through various entities, general partnership interests in the Navy I Partnership, the BLM Partnership and the Navy II Partnership, which collectively own all of the shares of common stock of Funding Corp. The Bishop, Sr. Trust is irrevocable. James D. Bishop, Sr., therefore, does not have voting or investment power over these shares of common stock of Caithness Equities Corporation (f/k/a Caithness Corporation), Mojave Power, Inc., Mojave Power II, Inc. and these membership interests in Caithness 1997, LLC.
(3) Indirect owner of economic interests in the Coso Partnerships through Caithness Equities Corporation's (f/k/a Caithness Corporation) employee incentive plans, which economic interests are not listed on this table.
(4) James D. Bishop, Jr. is: (i) the beneficiary of The James D. Bishop, Jr. Irrevocable Trust--1996 (the "Bishop, Jr. Trust"), which owns shares of common stock of Caithness Equities Corporation (f/k/a Caithness
     Corporation), and membership units in Caithness 1997, LLC, the voting rights of which have been transferred to the Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr.; (ii) the owner of common stock of Caithness Equities Corporation (f/k/a Caithness Corporation) and Mojave Power, Inc., and membership units in Caithness 1997, LLC; and (iii) the trustee of The Caithness Entities Voting Trust which possesses sole voting control over the shares of common stock of Caithness Equities Corporation (f/k/a Caithness Corporation), Mojave Power, Inc., Mojave Power II, Inc., and the membership interests in Caithness
     1997, LLC held by the Bishop, Sr. Trust, The Barbara Bishop Gollan Irrevocable Trust--1996 (the "Gollan Trust"), The Elizabeth Bishop DeLuca Irrevocable Trust--1996 and The Linda Bishop Fotiu Irrevocable Trust--1996. The interests listed in (i) and (ii) above entitle James D. Bishop, Jr. to the following indirect beneficial ownership interests: Funding Corp. 1.6%; Navy I Partnership 1.6%; BLM Partnership 1.5%; and Navy II Partnership 1.6%. James D. Bishop, Jr. disclaims beneficial ownership of the interests listed in (iii) above.
(5) Barbara Bishop Gollan is the beneficiary of the Gollan Trust, which owns shares of common stock of Caithness Equities Corporation (f/k/a Caithness Corporation), and membership units in Caithness 1997, LLC, the voting rights of which have been transferred to The Caithness Entities Voting Trust, the trustee of which is James D. Bishop, Jr. The Gollan Trust is irrevocable. Barbara Bishop Gollan, therefore, does not have voting or investment power over these shares of common stock of Caithness Equities Corporation (f/k/a Caithness Corporation).
(6) Dominion Energy, Inc. owns: (i) a limited liability company membership interest in Caithness BLM Group, LP, a Delaware limited partnership, which owns a limited liability company membership interest in Caithness Coso Holdings, LLC, which owns a general partnership interest in the BLM Partnership; and (ii) a limited liability company membership interest in Navy II Group which owns a general partnership interest in the Navy II Partnership.
                                       22

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

     Caithness Energy is governed by a board of directors and not by its members. The directors of Funding Corp., other than Mr. Ferrucci, also currently serve as members of the board of directors of Caithness Energy. Under the limited liability company agreement of Caithness Energy, Caithness Equities Corporation (formerly known as Caithness Corporation) is entitled to appoint a number of members to the Board of Directors of Caithness Energy who hold, in the aggregate, a majority of the votes of all members of such board of directors. Caithness Corporation's present appointees are Messrs. Bishop, Sr., and Bishop, Jr. In addition, Messrs. Gelber, and McCallion serve as voting members of the board of directors of Caithness Energy pursuant to their individual executive compensation agreements with Caithness Energy. These four individuals, together with Mr. Ferrucci, serve as the CAC board of directors.

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

     As of December 31, 2004, the following persons were the members of the management committee of each Coso Partnership, as applicable. Each person has two votes on each management committee on which he serves:

       Name                        Age                          Partnership(s)
       ----                        ---                          --------------
 Kenneth P. Hoffman                 52       Navy I Partnership, BLM Partnership, Navy II Partnership

 Christopher T. McCallion           43       Navy I Partnership, BLM Partnership, Navy II Partnership

     Certain information regarding Messrs. Bishop and McCallion is provided above.


Management Committee Fees

     The members of the management committees are not entitled to any direct compensation from Funding Corp. or the Coso Partnerships. However, each Coso Partnership previously paid its two general partners' annual management committee fees for their participation on the management committee of that Coso Partnership. The following table sets forth, for the years ended December 31, 2004, 2003 and 2002, the total amount of management committee fees paid or payable by each of the Coso Partnerships to its partners:

                                                Year Ended December 31
                                                ----------------------

                                        2004             2003             2002
                                        ----             ----             ----

Navy I Partnership
   ESCA.......................      $  248,000       $  243,000       $  241,000
                                       =======          =======          =======

BLM Partnership
   CCH........................      $  248,000       $  243,000       $  241,000
                                       =======          =======          =======

Navy II Partnership
   Navy II Group..............      $  248,000       $  243,000       $  241,000
                                       =======          =======          =======


Funding Corp.

     As of December 31, 2004, the authorized capital stock of Funding Corp. consisted of 1,000 shares of common stock, par value 1 cent per share, of which 300 shares were outstanding. The outstanding common stock is owned equally by the Coso Partnerships.

Coso Partnerships

     The directors and executive officers also act in similar capacities on behalf of the managing partner of each Coso Partnership and, except for Mr. Ferrucci, on behalf of CAC and Caithness Energy. Several of these directors and executive officers beneficially own the securities of Caithness Equities Corporation, who beneficially owns the majority of membership interests of Caithness Energy.


Item 14. Principal Accounting Fees and Services

     Audit Fees
1) The aggregate Audit Fees billed for professional services for the years ended December 31, 2004, 2003 and 2002 rendered by KPMG for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services provided in connection with statutory and regulatory filings or engagements were approximately $268,000, $249,000 and $249,000, respectively.

     Non-Audit Fees
2) There were no Audit-Related Fees billed for the years ended December 31, 2004, 2003 and 2002 for assurance and related services by KPMG that were related to the performance of the audit or review of the financial statements.

     Tax Fees
3) The aggregate Tax Fees billed for professional services for the years ended December 31, 2004, 2003 and 2002 rendered by KPMG for tax compliance, tax advice, and tax planning were approximately $33,000, $31,200 and $58,500, respectively. The nature of tax services provided consisted of preparation and review of Federal and State income tax returns.

     All Other Fees
4) There were no Other Fees billed for the years ended December 31, 2004, 2003 and 2002 for products and services provided by KPMG, other than the services reported above.

                                     Part IV


Item 15. Exhibits, Financial Statements Schedules

(a)       Documents filed as part of this report:
          Financial Statements and Schedules

(b)       Exhibits:

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

25.1 Form T-1 Statement of Eligibility and Qualification of U.S. Bank Trust National Association as Trustee.*

99.1      Certification of Chief Executive Officer.

99.2      Certification of Chief Financial Officer.

99.3 Sale Agreement by and between Caithness Acquisition Company, LLC, and ESI Geothermal, Inc. dated as of October 6, 1999.**

99.4 Assignment, Assumption and Novation Agreement (Coso Finance Partners) by and between FPL Energy Operating Services, Inc. and Coso Operating Company, LLC dated October 18, 1999.**

99.5 Assignment, Assumption and Novation Agreement (Coso Energy Developers) by and between FPL Energy Operating Services, Inc. and Coso Operating Company, LLC dated October 18, 1999.**

99.6 Assignment, Assumption and Novation Agreement (Coso Power Developers) by and between FPL Energy Operating Services, Inc. and Coso Operating Company, LLC dated October 18, 1999.**

100.1 Contract N68711-05-C-0001 Geothermal Resource Development, Naval Air Weapons Station at the Coso Project China Lake, California***

 * Incorporated herein by reference from the Registration Statement on Form S-4, Registration No. 333-83815 filed with the Securities and Exchange Commission (the SEC) by Coso Funding Corp. on October 7, 1999, as amended.

 ** Incorporated herein by reference from the Form 8-K on report dated October 18, 1999 for Coso Funding Corp., filed with the SEC.

*** Incorporated herein by reference from the Form 8-K on report dated November 1, 2004 for Coso Funding Corp., filed with the SEC.

                                  Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the Registrant) on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, James D. Bishop, Sr., Chief Executive Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Date:  March 29, 2005                    Caithness Coso Funding Corp.
                                         a Delaware Corporation

                                         By: /S/ JAMES D. BISHOP, SR.
                                             ------------------------
                                                 James D. Bishop, Sr.
                                                 Director, Chairman &
                                                 Chief Executive Officer

                                  Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the Registrant) on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Christopher T. McCallion, Chief Financial Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Date:  March 29, 2005                         Caithness Coso Funding Corp.
                                              a Delaware Corporation

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

          CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION
                    302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, James D. Bishop, Sr., certify that:

1. I have reviewed this annual report on Form 10-K of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the Registrant);

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


Date:  March 29, 2005                 Caithness Coso Funding Corp.
                                      a Delaware Corporation

                                      By: /S/ JAMES D. BISHOP, SR.
                                          ------------------------
                                              James D. Bishop, Sr.
                                              Director, Chairman &
                                              Chief Executive Officer

          CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION
                    302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher T. McCallion, certify that:

1. I have reviewed this annual report on Form 10-K of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the Registrant);

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


Date:  March 29, 2005                  Caithness Coso Funding Corp.
                                       a Delaware Corporation

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

                                       Date: March 29, 2005


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

                                               Date: March 29, 2005


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

                                               Date:  March 29, 2005


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

                                               Date:  March 29, 2005

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

                                    Date: March 29, 2005

                           By:  /S/ CHRISTOPHER T. MCCALLION
                                ----------------------------
                                    Christopher T. McCallion
                                    Director, Executive Vice President
                                    & Chief Financial Officer
                                    (Principal Accounting Officer)

                                    Date: March 29, 2005

                           By:  /S/ LESLIE J. GELBER
                                --------------------
                                    Leslie J. Gelber
                                    Director, President and
                                    Chief Operating Officer

                                    Date:  March 29, 2005

                           By:  /S/ JAMES D. BISHOP, JR.
                                ------------------------
                                    James D. Bishop, Jr.
                                    Director, Vice Chairman

                                    Date:  March 29, 2005

                           By:  /S/ MARK A. FERRUCCI
                                --------------------
                                    Mark A. Ferrucci
                                    Director

                                    Date: March 29, 2005