Form 10-Q
period 2005-03-31
CAITHNESS COSO FUNDING CORP; COSO ENERGY DEVELOPERS; COSO FINANCE PARTNERS; COSO POWER DEVELOPERS
filed 2005-05-13
CIK 1088866, 1088869, 1088870, 1088873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2005
                                          --------------

                                       or

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).                       [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          300 shares in Caithness Coso Funding Corp. as of May 13, 2005
          -------------------------------------------------------------

                          CAITHNESS COSO FUNDING CORP.
                                    Form 10-Q
                      For the Quarter Ended March 31, 2005




                     PART I. FINANCIAL INFORMATION                      Page No.

Item 1.     Financial Statements

   Caithness Coso Funding Corp.
   Unaudited balance sheets at March 31, 2005 and December 31, 2004            4
   Unaudited statements of income for the three-months ended
     March 31, 2005 and the three-months ended March 31, 2004                  5
   Unaudited condensed statements of cash flows for the three-months
     ended March 31, 2005 and the three-months ended March 31, 2004            6
   Notes to the unaudited financial statements                                 7

   Coso Finance Partners and Subsidiary
   Unaudited consolidated balance sheets at March 31, 2005 and
     December 31, 2004                                                         8
   Unaudited consolidated statements of operations for the three-months
     ended March 31, 2005 and the three-months ended March 31, 2004            9
   Unaudited consolidated condensed statements of cash flows for the three-months ended March 31, 2005 and the three-months
     ended March 31, 2004                                                     10
   Notes to the unaudited consolidated financial statements                   11

   Coso Energy Developers
   Unaudited balance sheets at March 31, 2005 and December 31, 2004           13
   Unaudited statements of operations for the three-months ended
     March 31, 2005 and the three-months ended March 31, 2004                 14
   Unaudited condensed statements of cash flows for the three-months
     ended March 31, 2005 and the three-months ended March 31, 2004           15
   Notes to the unaudited financial statements                                16

   Coso Power Developers and Subsidiary
   Unaudited consolidated balance sheets at March 31, 2005 and
     December 31, 2004                                                        17
   Unaudited consolidated statements of operations for the three-months
     ended March 31, 2005 and the three-months ended March 31, 2004           18
   Unaudited consolidated condensed statements of cash flows for the three-months ended March 31, 2005 and the three-months
     ended March 31, 2004                                                     19
   Notes to the unaudited consolidated financial statements                   20

Item 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            22

Item 3.     Quantitative and Qualitative Discloure about Market Risk          28

Item 4.     Control and Procedures                                            28

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                 29
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       29
Item 3.     Defaults upon Senior Securities                                   29
Item 4.     Submission of Matters to a Vote of Security Holders               29
Item 5.     Other Information                                                 29
   Supplemental consolidated and combined financial information for the
   Coso Partnerships and Subsidiaries
   Unaudited consolidated and combined balance sheets at March 31, 2005
     and December 31, 2004                                                    31
   Unaudited consolidated and combined statements of operations for the three-months ended March 31, 2005 and the three-months ended
     March 31, 2004                                                           32
   Unaudited consolidated, combined and condensed statements of cash flows for the three-months ended March 31, 2005 and the three-months
     ended March 31, 2004                                                     33
   Notes to the unaudited consolidated combined financial statements          34

Item 6.    Exhibits                                                           35

                          CAITHNESS COSO FUNDING CORP.
                            UNAUDITED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      March 31,         December 31,
                                                                                        2005               2004
                    Assets:
Current Assets:
  Accrued interest receivable.................................................      $   5,858           $     883
  Current portion of project loan from Coso Finance Partners..................         15,100              15,100
  Current portion of project loan from Coso Energy Developers.................          8,683               8,683
  Current portion of project loan from Coso Power Developers..................         11,697              11,697
                                                                                       ------              ------
                        Total current assets                                           41,338              36,363


Project loan from Coso Finance Partners.......................................         71,750              71,750
Project loan from Coso Energy Developers......................................         66,217              66,217
Project loan from Coso Power Developers.......................................         48,830              48,830
                                                                                       ------              ------

                        Total assets                                                $ 228,135           $ 223,160
                                                                                      =======             =======

                     Liabilities and Stockholders' Equity:

Current Liabilities:
  Senior secured notes:
  Accrued interest payable....................................................      $   5,858           $     883
  Current portion on project loans............................................         35,480              35,480
                                                                                       ------              ------
                        Total current liabilities                                      41,338              36,363


  9.05% notes due December 15, 2009...........................................        186,797             186,797

  Stockholders' equity........................................................              -                   -
                                                                                      --------            -------

                        Total liabilities & stockholders' equity                    $ 228,135           $ 223,160
                                                                                      =======             =======





                         See accompanying notes to the unaudited financial statements

                          CAITHNESS COSO FUNDING CORP.
                       UNAUDITED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                              Three-Months          Three-Months
                                                  Ended                 Ended
                                                 March 31,             March 31,
                                                   2005                  2004

Interest income.........................      $    4,975            $    5,675
Interest expense........................          (4,975)               (5,675)
                                                   -----                 -----
      Net income........................      $        -            $        -
                                                   =====                 =====






          See accompanying notes to the unaudited financial statements

                                             CAITHNESS COSO FUNDING CORP.
                                     UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                (Dollars in thousands)

                                                                                     Three-Months          Three-Months
                                                                                        Ended                 Ended
                                                                                      March 31,             March 31,
                                                                                        2005                  2004

Cash flows from investing activities - repayment of project loans......             $    4,975            $    5,675
Cash flows from financing activities - repayment of 9.05% notes........                 (4,975)               (5,675)
                                                                                         -----                 -----


Net changes in cash....................................................             $        -            $        -
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

On May 28, 1999, Funding Corp. sold $413,000 of Notes. Pursuant to separate credit agreements between Funding Corp. and each Partnership, the net proceeds from the offering of the Notes were loaned to the Partnerships. Payment of the Notes is provided for by payments made by the Partnerships under their respective project loans. Funding Corp. has no material assets other than the project loans, and does not conduct any operations apart from having issued the Notes and making the project loans to the Partnerships.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2004.

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

                                                  COSO FINANCE PARTNERS
                                                     AND SUBSIDIARY
                                          UNAUDITED CONSOLIDATED BALANCE SHEETS
                                                  (Dollars in thousands)


                                                                                         March 31,          December 31,
                                                                                           2005                2004
                                        Assets:
 Current Assets:
    Cash........................................................................        $    9,434          $      791
    Restricted cash and cash equivalents........................................            10,943              13,298
    Accounts receivable, (net of allowances of $216)............................             7,634               7,502
    Prepaid expenses & other assets.............................................               404                 702
    Inventory...................................................................             5,350               5,357
    Amounts due from related parties............................................             1,734               1,583
                                                                                            ------              ------
                                        Total current assets                                35,499              29,233


 Restricted cash and investments................................................            15,049              14,894
 Property, plant & equipment, (net of accumulated depreciation
    of $121,936 and $119,157, respectively).....................................           133,064             133,624
 Power purchase contract, (net of accumulated amortization
    of $6,981 and $6,694, respectively).........................................             7,363               7,650
 Deferred financing costs, (net of accumulated amortization
    of $2,624 and $2,545, respectively).........................................             1,498               1,578
                                                                                             -----               -----

                                        Total assets                                    $  192,473          $  186,979
                                                                                           =======             =======

                            Liabilities and Partners' Capital:

 Current Liabilities:
    Accounts payable and accrued liabilities....................................             2,973               4,601
    Amounts due to related parties..............................................             2,515                 606
    Current portion of project loan.............................................            15,100              15,100
                                                                                            ------              ------
                                        Total current liabilities                           20,588              20,307


 Other liabilities..............................................................            15,825              15,648
 Deferred revenue...............................................................             1,037                  --
 Amounts due to related parties.................................................             2,347               2,382
 Project loan...................................................................            71,750              71,750
                                                                                            ------              ------
                                        Total liabilities                                  111,547             110,087

 Partners' capital..............................................................            80,926              76,892
                                                                                            ------              ------

                                        Total liabilities & partners' capital           $  192,473          $  186,979
                                                                                           =======             =======





                       See accompanying notes to the unaudited consolidated financial statements

                                            COSO FINANCE PARTNERS
                                                AND SUBSIDIARY
                                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Dollars in thousands)

                                                                            Three-Months           Three-Months
                                                                                Ended                  Ended
                                                                              March 31,              March 31,
                                                                                2005                   2004
 Revenues:
   Energy revenues..............................................            $   11,750             $   11,856
   Capacity and bonus payments..................................                 1,255                  1,255
                                                                                ------                 ------
          Total revenues........................................                13,005                 13,111

 Operating expenses:
   Plant operating expense......................................                 2,102                  2,735
   Royalty expense..............................................                 1,934                  2,226
   Depreciation and amortization................................                 3,072                  2,848
                                                                                 -----                  -----
          Total operating expenses..............................                 7,108                  7,809

          Operating income......................................                 5,897                  5,302

 Other (income)/expenses:
   Interest and other income....................................                  (159)                   (91)
   Interest expense on project loan.............................                 1,943                  2,184
   Noncash interest expense.....................................                    79                     79
                                                                                 -----                  -----
          Total other expenses..................................                 1,863                  2,172
                                                                                 -----                  -----

          Net income............................................            $    4,034             $    3,130
                                                                                 =====                  =====






                 See accompanying notes to the unaudited consolidated financial statements

                                        COSO FINANCE PARTNERS
                                            AND SUBSIDIARY
                                 UNAUDITED CONSOLIDATED AND CONDENSED
                                      STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)

                                                                      Three-Months          Three-Months
                                                                          Ended                 Ended
                                                                        March 31,             March 31,
                                                                          2005                  2004


 Net cash provided by (used in) operating activities......            $    8,668           $    7,056
 Net cash provided by (used in) investing activities......                   (25)                 (26)
 Net cash provided by (used in) financing activities......                     -                   (7)
                                                                           -----                -----

 Net change in cash.......................................            $    8,643           $    7,023
                                                                           =====                =====








        See accompanying notes to the unaudited consolidated and condensed financial statements

                              COSO FINANCE PARTNERS
                                 AND SUBSIDIARY
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)      Organization and Operation

Coso Finance Partners (CFP), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the China Lake Naval Air Weapons Station, China Lake, California. CFP sells all electricity produced to Southern California Edison (Edison) under a 24-year power purchase contract expiring in 2011.

(2)      Basis of Presentation

The accompanying unaudited consolidated and condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2004.

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

The data for the balance sheets presented herein for March 31, 2005 and December 31, 2004 were derived from CFP's financial statements for the interim period and fiscal year then ended and includes the effect of consolidating New CLPSI Company, LLC ("CLPSI"), but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(3)      Variable Interest Entities

The consolidated financial statements include the accounts of CLPSI as a result of the adoption of the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), (FIN 46R) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. An entity shall be subject to consolidation according to the provisions of FIN 46R, if, by design, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest:
(1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. The Company determined that CLPSI is a variable interest entity under FIN 46R and was consolidated, effective January 1, 2004. The effects on CFP's consolidated financial statements at March 31, 2005 and December 31, 2004 were increases of $2,364 and $2,429 to assets and liabilities, respectively.

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

(6)      Asset Retirement Obligations

In June 2001, FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for consolidated financial statements issued for fiscal years beginning after June 15, 2002. On January 1, 2003, CFP adopted SFAS No. 143 and estimated the restoration costs CFP expects to incur when the land lease with the Navy expires. Under the land lease, CFP is required to remove all property, plant, and equipment to restore the land to its original state. As of March 31, 2005 and December 31, 2004, the accumulated liability associated with the restoration costs was $932 and $910, respectively, and is included in other liabilities.

                                                  COSO ENERGY DEVELOPERS
                                                 UNAUDITED BALANCE SHEETS
                                                  (Dollars in thousands)

                                                                                          March 31,          December 31,
                                                                                            2005                2004
                                      Assets:
 Current Assets:
   Cash.........................................................................         $    7,491          $      496
   Restricted cash and cash equivalents.........................................              9,812              10,850
   Accounts receivable..........................................................              6,404               6,636
   Prepaid expenses and other assets............................................                514                 930
   Amounts due from related parties.............................................                491                 485
                                                                                             ------              ------
                                      Total current assets                                   24,712              19,397


 Restricted investments.........................................................                221                 221
 Investment in Coso Transmission Line Partners..................................              2,402               2,430
 Advances to New CLPSI Company, LLC.............................................                442                 459
 Property, plant and equipment, (net of accumulated depreciation
   of $129,315 and $127,451, respectively)......................................            122,288             123,903
 Power purchase contract, (net of accumulated amortization
   of $6,490 and $6,222, respectively)..........................................             14,953              15,221
 Deferred financing costs, (net of accumulated amortization
   of $1,821 and $1,757, respectively)..........................................              1,211               1,275
                                                                                            -------             -------

                                      Total assets                                       $  166,229          $  162,906
                                                                                            =======             =======


                              Liabilities and Partners' Capital:

 Current Liabilities:
   Accounts payable and accrued liabilities.....................................         $    1,602          $    1,710
   Amounts due to related parties...............................................              3,408               1,648
   Current portion of project loan..............................................              8,683               8,683
                                                                                             ------              ------
                                      Total current liabilities                              13,693              12,041


   Other liabilities............................................................              1,295               1,263
   Amounts due to related parties...............................................             26,485              26,449
   Project loan.................................................................             66,217              66,217
                                                                                            -------             -------
                                      Total liabilities                                     107,690             105,970

 Partners' capital..............................................................             58,539              56,936
                                                                                            -------             -------

                                      Total liabilities &partners' capital               $  166,229          $  162,906
                                                                                            =======             =======







                              See accompanying notes to the unaudited financial statements

                                            COSO ENERGY DEVELOPERS
                                      UNAUDITED STATEMENTS OF OPERATIONS
                                            (Dollars in thousands)


                                                                          Three-Months           Three-Months
                                                                              Ended                  Ended
                                                                            March 31,              March 31,
                                                                              2005                   2004

Revenues:
   Energy revenues.........................................               $    7,514             $    7,872
   Capacity and bonus payments.............................                    1,227                  1,227
                                                                               -----                  -----
          Total revenues...................................                    8,741                  9,099

Operating expenses:
   Plant operating expense.................................                    3,363                  3,437
   Royalty expense.........................................                      182                    (33)
   Depreciation and amortization...........................                    2,132                  2,357
                                                                               -----                  -----
          Total operating expenses.........................                    5,677                  5,761

          Operating income.................................                    3,064                  3,338

Other (income)/expenses:
   Interest and other income...............................                     (279)                  (311)
   Interest expense on project loan........................                    1,676                  1,898
   Noncash interest expense................................                       64                     64
                                                                               -----                  -----
          Total other expenses.............................                    1,461                  1,651
                                                                               -----                  -----

          Net income.......................................               $    1,603             $    1,687
                                                                               =====                  =====






                      See accompanying notes to the unaudited financial statements

                                       COSO ENERGY DEVELOPERS
                            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)



                                                                       Three-Months           Three-Months
                                                                           Ended                  Ended
                                                                         March 31,              March 31,
                                                                           2005                   2004


 Net cash provided by (used in) operating activities......             $    6,178             $    6,474
 Net cash provided by (used in) investing activities......                    817                    301
 Net cash provided by (used in) financing activities......                      -                      -
                                                                            -----                  -----

 Net change in cash.......................................             $    6,995             $    6,775
                                                                            =====                  =====






                See accompanying notes to the unaudited condensed financial statements


                             COSO ENERGY DEVELOPERS
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                             (Dollars in thousands)



(1)      Organization and Operation

Coso Energy Developers (CED), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the Coso Hot Springs, China Lake, California. CED sells all electricity produced to Southern California Edison (Edison) under a 30-year power purchase contract expiring in 2019.

(2)      Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2004.

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

(5)      Asset Retirement Obligations

In June 2001, FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for consolidated financial statements issued for fiscal years beginning after June 15, 2002. On January 1, 2003, CED adopted SFAS No. 143 and estimated the restoration costs CED expects to incur when the land lease with the Navy expires. Under the land lease, CED is required to remove all property, plant, and equipment to restore the land to its original state. As of March 31, 2005 and December 31, 2004, the accumulated liability associated with the restoration costs was $1,295 and $1,263, respectively, and is included in other liabilities.

                                                  COSO POWER DEVELOPERS
                                                     AND SUBSIDIARY
                                          UNAUDITED CONSOLIDATED BALANCE SHEETS
                                                 (Dollars in thousands)


                                                                                            March 31,           December 31,
                                                                                              2005                 2004
                                  Assets:
 Current Assets:
    Cash........................................................................           $    5,882           $      507
    Restricted cash and cash equivalents........................................                8,479                8,474
    Accounts receivable, (net of allowances of $82).............................                7,465                7,693
    Prepaid expenses and other assets...........................................                  359                  634
    Amounts due from related parties............................................                6,428                6,421
                                                                                               ------               ------
                                         Total current assets                                  28,613               23,729


    Restricted investments......................................................                  135                  135
    Advances to New CLPSI Company, LLC..........................................                1,905                1,923
    Property, plant and equipment, (net of accumulated depreciation
      of $113,061 and $111,198, respectively)...................................              111,915              113,696
    Power purchase contract, (net of accumulated amortization
      of $16,999 and $16,301, respectively).....................................               13,739               14,437
    Deferred financing costs, (net of accumulated amortization
      of $3,144 and $3,090, respectively).......................................                1,031                1,085
                                                                                              -------             --------

                                         Total assets                                      $  157,338           $  155,005
                                                                                              =======              =======


                               Liabilities and Partners' Capital:

 Current Liabilities:
    Accounts payable and accrued liabilities....................................           $    1,455           $    2,372
    Amounts due to related parties..............................................                2,696                1,313
    Current portion of project loan.............................................               11,697               11,697
                                                                                               ------               ------
                                         Total current liabilities                             15,848               15,382


    Other liabilities...........................................................                  881                  835
    Project loan................................................................               48,830               48,830
                                                                                               ------               ------
                                         Total liabilities                                     65,559               65,047


 Minority interest..............................................................                2,403                2,431
 Partners' capital..............................................................               89,376               87,527
                                                                                              -------              -------

                                         Total liabilities & partners' capital             $  157,338           $  155,005
                                                                                              =======              =======






                        See accompanying notes to the unaudited consolidated financial statements

                                           COSO POWER DEVELOPERS
                                               AND SUBSIDARY
                               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Dollars in thousands)


                                                                            Three-Months           Three-Months
                                                                                Ended                  Ended
                                                                              March 31,              March 31,
                                                                                2005                   2004
Revenues:
   Energy revenues..........................................                  $  8,150               $  8,422
   Capacity and bonus payments..............................                     1,232                  1,234
                                                                                 -----                  -----
          Total revenues....................................                     9,382                  9,656

Operating expenses:
   Plant operating expense..................................                     2,234                  2,803
   Royalty expense..........................................                     1,490                  1,644
   Depreciation and amortization............................                     2,563                  2,562
                                                                                 -----                  -----
          Total operating expenses..........................                     6,287                  7,009

          Operating income..................................                     3,095                  2,647

Other (income)/expenses:
   Interest and other income................................                      (162)                  (128)
   Interest expense on project loan.........................                     1,354                  1,594
   Noncash interest expense.................................                        54                     54
                                                                                 -----                  -----
          Total other expenses..............................                     1,246                  1,520
                                                                                 -----                  -----

          Net income........................................                  $  1,849               $  1,127
                                                                                 =====                  =====






                  See accompanying notes to the unaudited consolidated financial statements

                                        COSO POWER DEVELOPERS
                                            AND SUBSIDIARY
                                 UNAUDITED CONSOLIDATED AND CONDENSED
                                       STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)

                                                                      Three-Months          Three-Months
                                                                          Ended                 Ended
                                                                        March 31,             March 31,
                                                                          2005                  2004


 Net cash provided by (used in) operating activities......            $    5,492            $    6,320
 Net cash provided by (used in) investing activities......                   (89)                  217
 Net cash provided by (used in) financing activities......                   (28)                  (28)
                                                                           -----                 -----

 Net change in cash.......................................            $    5,375            $    6,509
                                                                           =====                 =====








        See accompanying notes to the unaudited consolidated and condensed financial statements


                              COSO POWER DEVELOPERS
                                 AND SUBSIDIARY
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)      Organization and Operation

Coso Power Developers (CPD), a general partnership, is engaged in the operation of a 80 MW power generation facility located at the Coso Hot Springs, China Lake, California. CPD sells all electricity produced to Southern California Edison (Edison) under a 20-year power purchase contract expiring in 2010.

(2)      Basis of Presentation

The accompanying unaudited consolidated and condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto in the audited financial statements for the year ended December 31, 2004.

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

The data for the balance sheets presented herein for March 31, 2005 and December 31, 2004 were derived from CPD's financial statements for the interim period and fiscal year then ended and includes the effect of consolidating Coso
Transmission Line Partners ("CTLP"), but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(3)      Variable Interest Entities

The consolidated financial statements include the accounts of CTLP as a result of the adoption of the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), (FIN 46R) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. An entity shall be subject to consolidation according to the provisions of FIN 46R, if, by design, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest:
(1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. The Company determined that CTLP is a variable interest entity under FIN 46R and was consolidated, effective January 1, 2004. The effects on CPD's consolidated financial statements at March 31, 2005 and December 31, 2004 were increases of $2,403 and $2,431, respectively, to assets and liabilities.

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

(6)      Asset Retirement Obligation

In June 2001, FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for consolidated financial statements issued for fiscal years beginning after June 15, 2002. On January 1, 2003, CPD adopted SFAS No. 143 and estimated the restoration costs CPD expects to incur when the land lease with the Navy expires. Under the land lease CPD is required to remove all property, plant, and equipment to restore the land to its original state. As of March 31, 2005 and December 31, 2004, the accumulated liability associated with the restorations costs was $881 and $835, respectively, and is included in other liabilities.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. (Funding Corp.), Coso Finance Partners and Subsidiary (the Navy I Partnership), Coso Energy Developers (the BLM Partnership), and Coso Power Developers and Subsidiary (the Navy II Partnership), collectively, (the Coso Partnerships) and their respective management. Such statements may be identified by terms such as expected, anticipated, may, will, believe or other terms or variations of such words. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause future operating results to differ materially from those anticipated include, but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Southern California Edison ("Edison"), (iii) risks related to the operation of geothermal power plants, (iv) the impact of avoided cost pricing along with other pricing variables, (v) general operating risks, including resource availability and regulatory oversight, (vi) changes in government regulation and
(vii) the effects of competition.


General

     Each Coso Partnership owns an 80MW geothermal power plant, and its respective transmission lines, wells, gathering systems and other related facilities. The Coso Partnerships are located near one another near Coso Junction, California. The Navy I Partnership owns Navy I and its related facilities. The BLM Partnership owns BLM and its related facilities. The Navy II Partnership owns Navy II and its related facilities.

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

     Edison is required to make energy payments to the Coso Partnerships based on its avoided cost of energy, which is its cost to generate electricity if it were to produce electricity itself or buy it from another power producer rather than buy it from the Coso Partnerships. The Edison power purchase agreements will expire in August 2011 for the Navy I Partnership, in March 2019 for the BLM Partnership, and in January 2010 for the Navy II Partnership.

     Edison entered into an agreement (Agreement) with the Coso Partnerships on June 19, 2001 that addressed renewable energy pricing and issues concerning California's energy crisis. The Agreement, which was amended on November 30, 2001, established May 1, 2002 as the date the Coso Partnerships began receiving a fixed energy rate of 5.37 cents per kWh for five (5) years in lieu of the rate calculated based on the avoided cost of energy. Subsequent to the five year period that expires in April 2007, Edison will be required to make energy payments to the Coso Partnerships based on its avoided cost of energy until each partnership's power purchase agreement expires. The California Public Utilities Commission (CPUC) has initiated a hearing to re-evaluate the methodology of calculating the avoided cost of energy in the future. It is not possible to predict with accuracy the likely level of future avoided cost of energy prices. Factors which may impact the future avoided cost of energy prices include, among other things, the volatility of natural gas markets and regulatory issues.

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

     The Coso Partnerships are required to make royalty payments to the U.S. Navy and the Bureau of Land Management. On November 1, 2004 the Navy I and Navy II Partnerships' entered into a new agreement ("New Contract") with the United States Navy terminating the existing contract that was due to expire on December 31, 2009. The New Contract and termination of the existing contracts were disclosed on Form 8-K filed on November 2, 2004.

     Under the terms of the New Contract, the royalty paid to the U.S. Navy was restructured so that the Navy I and Navy II Partnerships pay at a rate of 15% of gross revenues received up to an annual base revenue amount. Beyond the annual base revenue amount, the U.S. Navy and the Navy I and Navy II Partnerships will split the additional revenues, on a 50/50 basis, until the U.S. Navy receives a maximum of 20% of all gross revenue.

     Under the terminated contract with the U. S. Navy, the Navy I Partnership was obligated to pay royalties for Units 2 and 3 at 20% of gross revenue through 2009 and the Navy II Partnership was obligated to pay royalties at 18% of gross revenue through 2004, then increase to 20% through 2009. Additionally, the Navy I Partnership was obligated to pay a royalty for Unit I consisting of the payment of the U.S. Navy's electric bill for the China Lake Weapons Facility, subject to an indexed reimbursement from the U.S. Navy. The reimbursement was based on a pricing formula for tariff rates charged by Edison. Additionally, under the terms of the terminated agreement, the Navy was compensated annually for any savings in electrical usage at the U.S. Navy's Facility below a baseline amount ("Conserved Power"). Upon termination of the Navy Contract, the Navy was paid $1.2 million for Conserved Power from January 1, 2004 through October 31, 2004. The terminated contract also obligated the Navy I Partnership to fund an escrow account so that the Navy I Partnership would pay the U.S. Navy $25 million on December 31, 2009. Accordingly, $111,000 was deposited monthly through October 31, 2004. That provision was also terminated and a new escrow arrangement was entered into and the amount the Navy I Partnership owes the U.S. Navy is now $18 million. That payment is secured by the existing funds on deposit so that funds plus accrued interest are expected to aggregate $18.0 million by December 31, 2009. Finally, in the terminated contracts the U.S. Navy had the right to terminate the contracts at any time for their convenience. Under the New Contract that right was eliminated.

     The BLM Partnerships geothermal lease initially had a term of ten years ending in 1998 with automatic extensions until October 31, 2035, so long as geothermal steam is commercially produced. The royalty paid to the Bureau of Land Management is 10% of the net value of steam produced based on a calculation known as the netback, which is estimated and paid monthly with an annual true-up after year-end.

     The Coso Partnerships also pay other royalties at various rates which in the aggregate are not material.

     Funding Corp. is a special purpose corporation and is equally owned by each of the Coso Partnerships. It was formed for the purpose of issuing the senior secured notes (Notes) on behalf of the Coso Partnerships who have jointly, severally, and unconditionally guaranteed repayment of the Notes.

     On May 28, 1999, Funding Corp. issued $110.0 million of 6.80% Notes that were due in 2001 and paid off on December 15, 2001, and $303.0 million of 9.05% Notes due in 2009. The proceeds from the Notes were loaned to the Coso Partnerships and are payable to Funding Corp. from payments of principal and interest on the Notes. Funding Corp. does not conduct any other operations apart from serving as the issuer of the Notes.

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

     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso Partnership on a stand-alone basis:

                                                         Three-Months Ended
                                                              March 31

                                                     2005                 2004
                                                     ----                 ----
   Navy I Partnership (stand alone)
     Operating capacity factor                      101.3%               104.3%
     Capacity (MW) (average)                         81.06                83.40
     kWh produced (000s)                           175,090              180,150

   BLM Partnership (stand alone)
     Operating capacity factor                       86.9%                89.4%
     Capacity (MW) (average)                         69.55                71.49
     kWh produced (000s)                           150,224              154,410

   Navy II Partnership (stand alone)
     Operating capacity factor                      107.1%               109.7%
     Capacity (MW) (average)                         85.69                87.77
     kWh produced (000s)                           185,080              189,580

     Total energy production for the Coso Partnerships had slight declines for the three-months ended March 31, 2005 as compared to the same period in 2004. The overall effort continues to maximize production through well maintenance and capital improvements, including improvements to existing production wells and additional steam-field piping modifications. The Coso Partnerships continue to work on enhancing the steam utilization and efficiency of the projects through a turbine enhancement program and additional steam-field piping modifications. With respect to the reservoir, an injection augmentation program, aimed at improving reservoir pressure and minimizing resource decline, is currently in the engineering design and permitting phase. The funds necessary to implement the capital improvement program are expected to be available from reserves established under the Notes and from excess cash flow generated after debt service.


Results of Operations for the Three-months ended March 31, 2005 and 2004

     The following discusses the results of operations of the Coso Partnerships for the three-months ended March 31, 2005 and 2004 (dollar amounts in tables are in thousands, except per kWh data):

Revenue
                                      Three-Months                Three-Months
                                          Ended                       Ended
                                     March 31, 2005              March 31, 2004


                                     $     Cents/kWh             $     Cents/kWh
Total Operating Revenues             -     ---------             -     ---------
including steam transfers
  Navy I Partnership               13,005      7.4             13,111      7.3
  BLM Partnership                   8,741      5.8              9,099      5.9
  Navy II Partnership               9,382      5.1              9,656      5.1


     The Coso Partnerships sell all electricity generated to Edison under their respective power purchase agreement. Total operating revenues consist of capacity payments, capacity bonus payments, and energy payments, including steam transfers discussed above. Total operating revenues for the Coso Partnerships remained consistent for the three-months ended March 31, 2005 as compared to the same period in 2004.


Plant Operating Expense

                                     Three-Months                 Three-Months
                                         Ended                        Ended
                                    March 31, 2005               March 31, 2004

                                    $     Cents/kWh              $     Cents/kWh
                                    -     ---------              -     ---------

  Navy I Partnership               2,102      1.2               2,735      1.5
  BLM Partnership                  3,363      2.2               3,437      2.2
  Navy II Partnership              2,234      1.2               2,803      1.5

     Plant operating expense consists of labor and related expenses, supplies and maintenance, property taxes, insurance, workovers and administrative expense. The decrease in plant operating expense for the Navy I and Navy II Partnerships for the three-months ended March 31, 2005, as compared to the same period in 2004, was primarily due to decreased well workover costs which are scheduled to occur later this year.


Royalty Expense

                                    Three-Months                  Three-Months
                                        Ended                         Ended
                                   March 31, 2005                March 31, 2004

                                   $     Cents/kWh               $     Cents/kWh
                                   -     ---------               -     ---------

  Navy I Partnership              1,934      1.1                2,226      1.2
  BLM Partnership                   182      0.1                  (33)     0.0
  Navy II Partnership             1,490      0.8                1,644      0.9

     Royalty expense for the Navy I and Navy II Partnerships decreased for the three-months ended March 31, 2005 as compared to the same period in 2004, primarily due to the change in royalty structure under the terms of the New Contract with the U.S. Navy discussed above. Royalty expense for the BLM Partnership increased for the three-months ended March 31, 2005 as compared to the same period in 2004, due to a large favorable adjustment in 2004 resulting from the annual reconciliation performed in the first quarter under the netback royalty calculation.


Depreciation and Amortization

     Depreciation and amortization expense for the Navy I Partnership increased by $224 for the three-months ended March 31, 2005 as compared to the same period in 2004, due to an increase in capitalized assets associated with a new well placed in service in December of 2004. Depreciation and amortization expense for the BLM Partnership decreased by $225 for the three-months ended March 31, 2005 as compared to the same period in 2004, due to the older wells and plant overhauls being fully depreciated during 2004. The effect of the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003) (FIN 46R) on depreciation and amortization expense for the Navy II Partnership for the three-months ended March 31, 2005 as compared to the same period in 2004, was an increase of $61, over both periods.


Interest and Other Income

     Interest and other income for the Navy I and Navy II Partnerships increased by $68 and $34, respectively for the three-months ended March 31, 2005 as compared to the same period in 2004, due to higher market rates for fixed income investments during that period in 2005. The effects of FIN 46R on interest and other income for the Navy I Partnership was an increase of $41, for the three-months ended March 31, 2005 as compared to the same period in 2004.
Interest and other income for the BLM Partnership decreased by $32 for the three-months ended March 31, 2005 as compared to the same period in 2004 due to a decrease in the Dow Chemical credit partially offset by higher market rates for fixed income investments during that period in 2005. The effect of FIN 46R on interest and other income for the Navy II Partnership was an increase of $28, for the three-months ended March 31, 2005 as compared to the same period in 2004.


Interest Expense

     Interest expense for the Navy I, BLM and Navy II Partnerships decreased by $241, $222 and $240, respectively, for the three-months ended March 31, 2005 as compared to the same period in 2004, due to the reduction in the principal amount of the project loan from Funding Corp.


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

     The Coso Partnerships cash flow obligations over the next several years consist of debt service payments to Funding Corp. as they come due under the Notes. The Coso Partnerships expect to be able to meet these obligations from operating cash flow. Historically, any excess cash after debt service has either been reserved for capital improvements or distributed to the partners.

     The Coso Partnerships' ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements and the Coso Partnerships' ability to continue to generate electricity. Edison's failure to pay its future obligations may have a material adverse effect on the Coso Partnerships' ability to make debt service payments to Funding Corp. as they come due under the Notes.

     Net cash from operating activities for the Navy I Partnership increased by $1,612 for the three-months ended March 31, 2005 as compared to the same period in 2004, primarily due to increased net income and an increase in amounts due to related parties during 2005. Net cash used in investing activities for the Navy I Partnership remained constant for the three-months ended March 31, 2005 as compared to the same period in 2004.

     Net cash from operating activities for the BLM Partnership decreased by $296 for the three-months ended March 31, 2005 as compared to the same period in 2004, primarily due to a reduction in accounts payable and accrued liabilities, offset by an increase in amounts due to related parties. Net cash provided by investing activities for the BLM Partnership increased by $516 for the same period in 2004, primarily due to a reduction in the restricted cash requirements associated with the Notes during 2005.

     Net cash from operating activities for the Navy II Partnerships decreased by $828 for the three-months ended March 31, 2005 as compared to the same period in 2004 primarily due to decreased trade payable partially offset by increased net income and amounts due from related parties. Net cash used in investing activities for the Navy II Partnership increased by $306 for the three-months ended March 31, 2005 as compared to the same period in 2004 primarily due to a reduction in the restricted cash requirements associated with the Notes during 2004.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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


Item 4.  Controls and Procedures

     The Registrant's Chief Executive Officer and Chief Financial Officer (the Registrant's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2005, that the design and operation of the Registrant's "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by the Registrant under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Registrant's management, including the Registrant's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended March 31, 2005, there were no changes in the Registrant's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrant's internal controls over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.        Legal Proceedings

General

     The Coso Partnerships are currently parties to various items of litigation relating to day-to-day operations, none of which, if determined adversely, would be material to the financial condition and results of operations of the Coso Partnerships, either individually or taken as a whole.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

               None.

Item 3.        Defaults Upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               None.

Item 5.        Other Information

               Supplemental Consolidated and Combined Financial Information for the Coso Partnerships and Subsidiaries

     The following information presents unaudited consolidated and combined financial statements of the Coso Partnerships and Subsidiaries. These financial statements represent a consolidated and combination of the financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, Coso Power Developers, New CLPSI Company, LLC and Coso Transmission Line Partners for the periods indicated. This supplemental financial information is not required by accounting principles generally accepted in the United States of America and has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships and Subsidiaries as a whole, which jointly and severally guarantee the repayment of the Notes. The unaudited consolidation and combined financial statements should be read in conjunction with each individual Coso Partnership's and Subsidiaries financial statements and their accompanying notes.

     The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                                                   COSO PARTNERSHIPS
                                  UNAUDITED CONSOLIDATED AND COMBINED BALANCE SHEETS
                                                (Dollars in thousands)

                                                                                          March 31,          December 31,
                                                                                            2005                2004
                           Assets:
Current Assets:
   Cash.........................................................................       $   22,807          $    1,794
   Restricted cash and cash equivalents.........................................           29,234              32,622
   Accounts receivable, net.....................................................           21,503              21,831
   Prepaid expenses and other...................................................            1,277               2,266
   Inventory....................................................................            5,350               5,357
   Amounts due from related parties.............................................            6,813               6,787
                                                                                           ------              ------
                                      Total current assets                                 86,984              70,657


   Restricted cash and investments..............................................           15,405              15,250
   Property, plant and equipment, (net of accumulated depreciation
     of $364,312 and $357,806, respectively)....................................          367,267             371,223
   Power purchase contract, (net of accumulated amortization
     of $30,470 and $29,217, respectively)......................................           36,055              37,308
   Deferred financing costs, (net of accumulated amortization
     of $7,795 and $7,487, respectively)........................................            3,740               3,938
                                                                                          -------             -------

                                      Total assets                                     $  509,451          $  498,376
                                                                                          =======             =======


                                Liabilities and Partners' Capital:

Current Liabilities:
   Accounts payable and accrued liabilities.....................................       $    6,030          $    8,684
   Amounts due to related parties...............................................            6,780               1,865
   Current portion of project loans.............................................           35,480              35,480
                                                                                           ------              ------
                                      Total current liabilities                            48,290              46,029


   Other liabilities............................................................           18,001              17,746
   Deferred revenue.............................................................            1,037                  --
   Amounts due to related parties...............................................           26,485              26,449
   Project loan.................................................................          186,797             186,797
                                                                                          -------             -------
                                      Total liabilities                                   280,610             277,021


Partners' capital...............................................................          228,841             221,355
                                                                                          -------             -------


                                      Total liabilities & partners' capital            $  509,451          $  498,376
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

                                           COSO PARTNERSHIPS
                                  UNAUDITED CONSOLIDATED AND COMBINED
                                       STATEMENTS OF OPERATIONS
                                        (Dollars in thousands)



                                                                      Three-Months         Three-Months
                                                                          Ended                Ended
                                                                        March 31,            March 31,
                                                                          2005                 2004

Revenues:
   Energy revenues..........................................          $    27,415           $    28,150
   Capacity and bonus payments..............................                3,713                 3,716
                                                                           ------                ------
          Total revenues....................................               31,128                31,866

   Operating expenses:
   Plant operating expense..................................                7,699                 8,906
   Royalty expense..........................................                3,606                 3,837
   Depreciation and amortization............................                7,698                 7,767
                                                                            -----                 -----
          Total operating expenses..........................               19,003                20,510

          Operating income..................................               12,125                11,356

   Other (income)/expenses:
   Interest and other income................................                 (531)                 (461)
   Interest expense on project loan.........................                4,973                 5,676
   Noncash interest expense.................................                  197                   197
                                                                            -----                 -----
          Total other expenses..............................                4,639                 5,412
                                                                            -----                 -----

          Net income........................................          $     7,486           $     5,944
                                                                            =====                 =====








           See accompanying notes to the unaudited consolidated and combined financial statements.

                                               COSO PARTNERSHIPS
                                 UNAUDITED CONSOLIDATED COMBINED AND CONDENSED
                                           STATEMENTS OF CASH FLOWS
                                            (Dollars in thousands)


                                                                             Three-Months          Three-Months
                                                                                 Ended                Ended
                                                                               March 31,            March 31,
                                                                                 2005                 2004


    Net cash provided by (used in) operating activities.....                 $   20,338           $   19,850
    Net cash provided by (used in) investing activities.....                        703                  492
    Net cash provided by (used in) financing activities.....                        (28)                 (35)
                                                                                 ------               ------


    Net change in cash......................................                 $   21,013           $   20,307
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

The data for the consolidated and combined balance sheets presented herein for March 31, 2005 and December 31, 2004 were derived from the Coso Partnership's financial statements for the interim period and fiscal year then ended and includes the effect of consolidating New CLPSI Company, LLC ("CLPSI") and Coso Transmission Line Partners ("CTLP"), but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(2)      Variable Interest Entities

The consolidated financial statements include the accounts of CLPSI and CTLP as a result of the adoption of the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), (FIN 46R) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. An entity shall be subject to consolidation according to the provisions of FIN 46R, if, by design, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest:
(1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. The Coso Partnerships determined that CLPSI and CTLP, the entities that holds the inventory and transmission assets, are variable interest entities under FIN 46 (R) and were consolidated, effective January 1, 2004. The inventory, related physical assets, and payables were recorded as the Coso Partnership's assets and liabilities. The impact to the Coso Partnership's future statement of operations was increased depreciation, partially offset by other income.

The consolidated and combined financial statements relating to prior periods have been retroactively restated to consolidate the accounts of CLPSI and CTLP as a direct result of the adoption of FIN 46 (R). There was no cumulative effect recorded upon the adoption of the Interpretation.

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

(5)      Asset Retirement Obligations

In June 2001, FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for consolidated financial statements issued for fiscal years beginning after June 15, 2002. On January 1, 2003, the Coso Partnerships adopted SFAS No. 143 and estimated the restoration costs the Coso Partnerships expects to incur when the land lease expires. Under the land lease, the Coso Partnerships is required to remove all property, plant, and equipment to restore the land to its original state. As of March 31, 2005 and December 31, 2004, the accumulated liability associated with the restoration costs was $3,108 and $3,008, respectively, and is included in other liabilities.


Item 6.        Exhibits

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


Date:  May 13, 2005                      Caithness Coso Funding Corp.
                                         a Delaware Corporation

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


Date:  May 13, 2005                      Caithness Coso Funding Corp.
                                         a Delaware Corporation

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

                                  Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the Registrant) on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, James D. Bishop, Sr., Chief Executive Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Date:  May 13, 2005                     Caithness Coso Funding Corp.
                                        a Delaware Corporation

                                         By: /S/ JAMES D. BISHOP, SR.
                                             ------------------------
                                                 James D. Bishop, Sr.
                                                 Director, Chairman &
                                                 Chief Executive Officer

                                  Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the Registrant) on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Christopher T. McCallion, Chief Financial Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Date:  May 13, 2005                     Caithness Coso Funding Corp.
                                        a Delaware Corporation

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



                                       CAITHNESS COSO FUNDING CORP.,
                                       a Delaware corporation

Date:  May 13, 2005                     By:  /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                                 Christopher T. McCallion
                                                 Executive Vice President &
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)


                                       COSO FINANCE PARTNERS AND SUBSIDIARY
                                       a California general partnership

                                        By: New CLOC Company, LLC,
                                             its Managing General Partner

Date:  May 13, 2005                     By:  /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                                 Christopher T. McCallion
                                                 Executive Vice President &
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)


                                       COSO ENERGY DEVELOPERS
                                       a California general partnership

                                        By: New CHIP Company, LLC,
                                             its Managing General Partner

Date:  May 13, 2005                     By:  /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                                 Christopher T. McCallion
                                                 Executive Vice President &
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)


                                       COSO POWER DEVELOPERS AND SUBSIDIARY
                                       a California general partnership

                                        By: New CTC Company, LLC,
                                             its Managing General Partner

Date:  May 13, 2005                     By:  /S/ CHRISTOPHER T. MCCALLION
                                             ----------------------------
                                                 Christopher T. McCallion
                                                 Executive Vice President &
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)