Form 10-Q
period 2005-06-30
CAITHNESS COSO FUNDING CORP; COSO ENERGY DEVELOPERS; COSO FINANCE PARTNERS; COSO POWER DEVELOPERS
filed 2005-08-12
CIK 1088866, 1088869, 1088870, 1088873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2005
                                          -------------

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


        300 shares in Caithness Coso Funding Corp. as of August 12, 2005
        ----------------------------------------------------------------

                          CAITHNESS COSO FUNDING CORP.
                                    Form 10-Q
                       For the Quarter Ended June 30, 2005



                     PART I. FINANCIAL INFORMATION                      Page No.

ITEM 1.    Financial Statements

    Caithness Coso Funding Corp.
    Unaudited balance sheets at June 30, 2005 and December 31, 2004            4
    Unaudited statements of operations for the three-months ended
      June 30, 2005, the three-months ended June 30, 2004, the six-months
      ended June 30, 2005 and the six-months ended June 30, 2004               5
    Unaudited condensed statements of cash flows for the six-months
      ended June 30, 2005 and the six-months ended June 30, 2004               6
    Notes to the unaudited financial statements                                7

    Coso Finance Partners and Subsidiary
    Unaudited consolidated balance sheets at June 30, 2005 and
      December 31, 2004                                                        8
    Unaudited consolidated statements of operations for the three-months months ended June 30, 2005, the three-months ended June 30, 2004, the six-months ended June 30, 2005 and the six-months ended
      June 30, 2004                                                            9
    Unaudited consolidated condensed statements of cash flows for the six-months ended June 30, 2005 and the six-months ended
      June 30, 2004                                                           10
    Notes to the unaudited consolidated financial statements                  11

    Coso Energy Developers
    Unaudited balance sheets at June 30, 2005 and December 31, 2004           13
    Unaudited statements of operations for the three-months ended months ended June 30, 2005, the three-months ended June 30, 2004, the six-months ended June 30, 2005 and the six-months ended
      June 30, 2004                                                           14
    Unaudited condensed statements of cash flows for the six-months
      ended June 30, 2005 and the six-months ended June 30, 2004              15
    Notes to the unaudited financial statements                               16

    Coso Power Developers and Subsidiary
    Unaudited consolidated balance sheets at June 30, 2005 and
      December 31, 2004                                                       18
    Unaudited consolidated statements of operations for the three-months months ended June 30, 2005, the three-months ended June 30, 2004, the six-months ended June 30, 2005 and the six-months ended
      June 30, 2004                                                           19
    Unaudited consolidated condensed statements of cash flows for the six-months ended June 30, 2005 and the six-months ended
      June 30, 2004                                                           20
    Notes to the unaudited consolidated financial statements                  21

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            23

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk         29

ITEM 4.     Controls and Procedures                                           29

                           PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                 30
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds       30
ITEM 3.     Defaults upon Senior Securities                                   30
ITEM 4.     Submission of Matters to a Vote of Security Holders               30
ITEM 5.     Other Information                                                 30
ITEM 6.     Exhibits                                                          30

                                                    CAITHNESS COSO FUNDING CORP.
                                                      UNAUDITED BALANCE SHEETS
                                                       (Dollars in thousands)

                                                                                           June 30,            December 31,
                                                                                             2005                 2004
                            Assets:
Current Assets:
   Accrued interest receivable..................................................         $     762             $     883
   Current portion of project loan from Coso Finance Partners...................            15,524                15,100
   Current portion of project loan from Coso Energy Developers..................             9,365                 8,683
   Current portion of project loan from Coso Power Developers...................            11,713                11,697
                                                                                            ------                ------
                    Total current assets                                                    37,364                36,363


   Project loan from Coso Finance Partners......................................            65,286                71,750
   Project loan from Coso Energy Developers.....................................            62,062                66,217
   Project loan from Coso Power Developers......................................            44,135                48,830
                                                                                            ------                ------

                    Total assets                                                         $ 208,847             $ 223,160
                                                                                           =======               =======

                            Liabilities and Stockholders' Equity:

Current Liabilities:
    Senior secured notes:
    Accrued interest payable....................................................         $     762             $     883
    Current portion on project loans............................................            36,602                35,480
                                                                                            ------                ------
                   Total current liabilities                                                37,364                36,363


   9.05% notes due December 15, 2009............................................           171,483               186,797

   Stockholders' equity.........................................................                 -                     -
                                                                                           -------               -------

                   Total liabilities & stockholders' equity                              $ 208,847             $ 223,160
                                                                                           =======               =======




                              See accompanying notes to the unaudited financial statements

                                       CAITHNESS COSO FUNDING CORP.
                                    UNAUDITED STATEMENTS OF OPERATIONS
                                          (Dollars in thousands)


                                          Three-Months        Three-Months        Six-Months        Six-Months
                                              Ended               Ended             Ended             Ended
                                             June 30,            June 30,          June 30,          June 30,
                                               2005                2004              2005              2004
Interest income.....................       $   4,962          $   5,689         $   9,937         $  11,364
Interest expense....................          (4,962)            (5,689)           (9,937)          (11,364)
                                               -----              -----             -----            ------
      Net income....................       $       -          $       -         $       -         $       -
                                               =====              =====             =====            ======





                       See accompanying notes to the unaudited financial statements

                                            CAITHNESS COSO FUNDING CORP.
                                    UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)


                                                                                      Six-Months        Six-Months
                                                                                        Ended             Ended
                                                                                       June 30,          June 30,
                                                                                         2005              2004

Cash flows from investing activities - repayment of project loans........             $  14,313         $  12,646
Cash flows from financing activities - repayment of 9.05% notes..........               (14,313)          (12,646)
                                                                                         ------            ------

Net changes in cash......................................................             $       -         $       -
                                                                                         ======            ======
Supplemental cash flow disclosure:
     Cash paid for interest..............................................             $  10,058         $  11,476
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

On May 28, 1999, Funding Corp. sold $413,000 of Notes. The Notes have been refinanced (See Note 3 below). Pursuant to separate credit agreements between Funding Corp. and each Coso Partnership, the net proceeds from the offering of the Notes were loaned to the Coso Partnerships. Payment of the Notes is provided for by payments made by the Coso Partnerships under their respective project loans. Funding Corp. has no material assets other than the project loans, and does not conduct any operations apart from having issued the Notes and making the project loans to the Coso Partnerships.

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

(3)      Subsequent Events

On August 5, 2005, Funding Corp. issued $375 million of senior secured bonds due June 15, 2019 and $90 million of subordinated secured notes due June 15, 2014 (collectively, the "Securities"). The proceeds of the Securities were put into an escrow account for the benefit of the holders of the Notes, and on approximately September 6, 2005, the proceeds of the escrow account will be released to the holders of the Notes to repay the Notes in full. Effective August 5, 2005, under the terms of the Indenture under which the Notes are outstanding, the covenants of Funding Corp. and the Coso Partnerships will be defeased, and the related security agreements and pledge agreements of Funding Corp. and the Coso Partnerships pertaining to the Notes will be deemed to be satisfied in full and will no longer be enforceable against Funding Corp. or the Coso Partnerships.

                                                COSO FINANCE PARTNERS
                                                   AND SUBSIDIARY
                                        UNAUDITED CONSOLIDATED BALANCE SHEETS
                                                (Dollars in thousands)


                                                                                         June 30,          December 31,
                                                                                           2005               2004
                                       Assets:
Current Assets:
   Cash.........................................................................        $     265           $     791
   Restricted cash and cash equivalents.........................................           13,329              13,298
   Accounts receivable, (net of allowances of $216).............................            9,221               7,502
   Prepaid expenses & other assets..............................................               93                 702
   Inventory....................................................................            5,402               5,357
   Amounts due from related parties.............................................            1,759               1,583
                                                                                           ------              ------
                                       Total current assets                                30,069              29,233


Restricted cash and investments.................................................           15,151              14,894
Property, plant & equipment, (net of accumulated depreciation
   of $124,790 and $119,157, respectively)......................................          130,833             133,624
Power purchase contract, (net of accumulated amortization
   of $7,268 and $6,694, respectively)..........................................            7,076               7,650
Deferred financing costs, (net of accumulated amortization
   of $2,703 and $2,545, respectively)..........................................            1,420               1,578
                                                                                            -----               -----

                                       Total assets                                     $ 184,549           $ 186,979
                                                                                          =======             =======

                            Liabilities and Partners' Capital:

Current Liabilities:
   Accounts payable and accrued liabilities.....................................            2,749               4,601
   Amounts due to related parties...............................................              349                 606
   Current portion of project loan..............................................           15,524              15,100
                                                                                           ------              ------
                                       Total current liabilities                           18,622              20,307


Other liabilities...............................................................           15,937              15,648
Deferred revenue................................................................            1,012                  --
Amounts due to related parties..................................................            2,344               2,382
Project loan....................................................................           65,286              71,750
                                                                                           ------              ------
                                       Total liabilities                                  103,201             110,087

Partners' capital...............................................................           81,348              76,892
                                                                                           ------              ------

                                       Total liabilities & partners' capital            $ 184,549           $ 186,979
                                                                                          =======             =======




                     See accompanying notes to the unaudited consolidated financial statements

                                                      COSO FINANCE PARTNERS
                                                         AND SUBSIDIARY
                                         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Dollars in thousands)


                                                              Three-Months        Three-Months        Six-Months        Six-Months
                                                                  Ended               Ended             Ended             Ended
                                                                 June 30,            June 30,          June 30,          June 30,
                                                                   2005                2004              2005              2004
Revenue:
   Energy revenues...................................          $   11,389          $   11,046         $   23,139        $   22,902
   Capacity revenues.................................               3,567               3,537              4,822             4,792
                                                                   ------              ------             ------            ------
          Total revenue..............................              14,956              14,583             27,961            27,694

Operating expenses:
   Plant operating expenses..........................               2,473               2,886              4,575             5,621
   Royalty expense...................................               2,345               2,801              4,279             5,027
   Depreciation and amortization.....................               3,135               2,850              6,207             5,698
                                                                    -----               -----             ------            ------
          Total operating expenses...................               7,953               8,537             15,061            16,346

          Operating income...........................               7,003               6,046             12,900            11,348

Other (income)/expenses:
    Interest and other income........................                (299)               (120)              (458)             (211)
    Interest expense.................................               1,937               2,188              3,880             4,372
    Noncash interest expense.........................                  79                  79                158               158
                                                                    -----               -----              -----             -----
          Total other expenses.......................               1,717               2,147              3,580             4,319
                                                                    -----               -----              -----             -----

           Net income................................          $    5,286          $    3,899         $    9,320        $    7,029
                                                                    =====               =====              =====             =====





                             See accompanying notes to the unaudited consolidated financial statements

                                      COSO FINANCE PARTNERS
                                         AND SUBSIDIARY
                              UNAUDITED CONSOLIDATED AND CONDENSED
                                   STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)


                                                                      Six-Months          Six-Months
                                                                        Ended               Ended
                                                                       June 30,            June 30,
                                                                         2005                2004

Net cash provided by (used in) operating activities......             $  13,508           $  10,835
Net cash provided by (used in) investing activities......                (3,130)             (2,757)
Net cash provided by (used in) financing activities......               (10,904)             (7,931)
                                                                         ------               -----

Net change in cash.......................................             $    (526)          $     147
                                                                         ======               =====
Supplemental cash flow disclosure:
         Cash paid for interest..........................             $   3,930           $   4,414
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

The data for the balance sheets presented herein for June 30, 2005 and December 31, 2004 were derived from CFP's financial statements for the interim period and fiscal year then ended and includes the effect of consolidating New CLPSI Company, LLC ("CLPSI") as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), (FIN 46R) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

(5)      Asset Retirement Obligations

In June 2001, FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses
financial   accounting  and  reporting  for  obligations   associated  with  the

retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for consolidated financial statements issued for fiscal years beginning after June 15, 2002. On January 1, 2003, CFP adopted SFAS No. 143 and estimated the restoration costs CFP expects to incur when the land lease with the Navy expires. Under the land lease, CFP is required to remove all property, plant, and equipment to restore the land to its original state. As of June 30, 2005 and December 31, 2004, the accumulated liability associated with the restoration costs were $955 and $910, respectively, and are included in other liabilities.

(6)      Commitments and Contingencies

CFP is required to obtain a "Financial  Guarantee Bond for Closure Costs" (Water
Bond), which would be used in the event of noncompliance of the remediation obligation for waste discharge. As of June 30, 2005 and December 31, 2004, the fair value of the Water Bond that is reported as a noncurrent restricted investment is $156.

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

Court of Appeals' Decision on Line Loss Factor

Edison filed a petition for a writ of review of a January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated the Public Utility Regulatory Policies Act of 1978. Subsequently, the California Court of Appeals issued a decision on August 20, 2002 in response to the writ affirming the January 2001 CPUC decision, except for the 0.95 "floor," which it rejected as an abuse of discretion by the CPUC. While this matter was appealed to the California Supreme Court, the petition for review was denied. CFP is currently evaluating potential actions to redress this issue. CFP's Agreement set the loss factor at 1.0 for energy sold between May 2002 through May 2007. After April 2007, CFP will have a line loss factor of less than 1.0, effectively decreasing revenues if Edison's challenge to the CPUC ruling stands. CFP cannot predict whether any subsequent action on this matter will be successful.

(7)      Subsequent Events

On August 5, 2005, Funding Corp. issued $375 million of senior secured bonds due June 15, 2019 and $90 million of subordinated secured notes due June 15, 2014 (collectively, the "Securities"). The proceeds of the Securities were put into an escrow account for the benefit of the holders of the Notes, and on approximately September 6, 2005, the proceeds of the escrow account will be released to the holders of the Notes to repay the Notes in full. Effective August 5, 2005, under the terms of the Indenture under which the Notes are outstanding, the covenants of Funding Corp. and CFP, Coso Energy Developers, and Coso Power Developers, collectively, the "Coso Partnerships" will be defeased, and the related security agreements and pledge agreements of Funding Corp. and the Coso Partnerships pertaining to the Notes will be deemed to be satisfied in full and will no longer be enforceable against Funding Corp. or the Coso Partnerships.

                                                   COSO ENERGY DEVELOPERS
                                                  UNAUDITED BALANCE SHEETS
                                                   (Dollars in thousands)

                                                                                            June 30,            December 31,
                                                                                              2005                 2004
                                      Assets:
Current Assets:
   Cash.........................................................................           $     397             $     496
   Restricted cash and cash equivalents.........................................              10,122                10,850
   Accounts receivable..........................................................               8,544                 6,636
   Prepaid expenses and other assets............................................                  87                   930
   Amounts due from related parties.............................................                 496                   485
                                                                                              ------                ------
                                      Total current assets                                    19,646                19,397


Restricted investments..........................................................                 221                   221
Investment in Coso Transmission Line Partners...................................               2,374                 2,430
Advances to New CLPSI Company, LLC..............................................                 433                   459
Property, plant and equipment, (net of accumulated depreciation
   of $131,156 and $127,451, respectively)......................................             121,633               123,903
Power purchase contract, (net of accumulated amortization
   of $6,758 and $6,222, respectively)..........................................              14,685                15,221
Deferred financing costs, (net of accumulated amortization
   of $1,884 and $1,757, respectively)..........................................               1,148                 1,275
                                                                                             -------               -------

                                      Total assets                                         $ 160,140             $ 162,906
                                                                                             =======               =======

                              Liabilities and Partners' Capital:

Current Liabilities:
   Accounts payable and accrued liabilities.....................................           $   1,797             $  1,710
   Amounts due to related parties...............................................               1,485                1,648
   Current portion of project loan..............................................               9,365                8,683
                                                                                              ------               ------
                                      Total current liabilities                               12,647               12,041


     Other liabilities..........................................................               1,327                1,263
     Amounts due to related parties.............................................              26,685               26,449
     Project loan...............................................................              62,062               66,217
                                                                                             -------              -------
                                      Total liabilities                                      102,721              105,970

Partners' capital...............................................................              57,419               56,936
                                                                                             -------              -------

                                      Total liabilities & partners' capital                $ 160,140            $ 162,906
                                                                                             =======              =======




                               See accompanying notes to the unaudited financial statements

                                                  COSO ENERGY DEVELOPERS
                                            UNAUDITED STATEMENTS OF OPERATIONS
                                                  (Dollars in thousands)


                                                            Three-Months       Three-Months       Six-Months       Six-Months
                                                                Ended              Ended            Ended            Ended
                                                               June 30,           June 30,         June 30,         June 30,
                                                                 2005               2004             2005             2004

Revenue:
   Energy revenues.................................          $    7,360         $   7,550         $  14,875        $  15,422
   Capacity revenues...............................               3,448             3,484             4,674            4,711
                                                                  -----             -----            ------           ------
          Total revenue............................              10,808            11,034            19,549           20,133

Operating expenses:
   Plant operating expenses........................               4,295             4,785             7,658            8,222
   Royalty expense.................................                 662               686               844              653
   Depreciation and amortization...................               2,109             2,358             4,241            4,715
                                                                  -----             -----            ------           ------
          Total operating expenses.................               7,066             7,829            12,743           13,590

          Operating income.........................               3,742             3,205             6,806            6,543

Other (income)/expenses:
   Interest and other income.......................                (418)             (230)             (697)            (541)
   Interest expense................................               1,677             1,903             3,353            3,801
   Noncash interest expense........................                  63                63               127              127
                                                                  -----             -----             -----            -----
          Total other expenses.....................               1,322             1,736             2,783            3,387
                                                                  -----             -----             -----            -----

           Net income..............................           $   2,420         $   1,469         $   4,023        $   3,156
                                                                  =====             =====             =====            =====




                               See accompanying notes to the unaudited financial statements

                                        COSO ENERGY DEVELOPERS
                             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)



                                                                        Six-Months            Six-Months
                                                                          Ended                 Ended
                                                                         June 30,              June 30,
                                                                           2005                  2004


Net cash provided by (used in) operating activities.......             $   7,565             $   6,900
Net cash provided by (used in) investing activities.......                  (651)                 (390)
Net cash provided by (used in) financing activities.......                (7,013)               (7,096)
                                                                           -----                 -----

Net change in cash........................................             $     (99)            $    (586)
                                                                           =====                 =====
Supplemental cash flow disclosure:
         Cash paid for interest...........................             $   3,389             $   3,838
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

(5)      Asset Retirement Obligations

In June 2001, FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for consolidated financial statements issued for fiscal years beginning after June 15, 2002. On January 1,

2003, CED adopted SFAS No. 143 and estimated the restoration costs CED expects to incur when the land lease expires. Under the land lease, CED is required to remove all property, plant, and equipment to restore the land to its original state. As of June 30, 2005 and December 31, 2004, the accumulated liability associated with the restoration costs were $1,327 and $1,263, respectively, and are included in other liabilities.

(6)      Commitments and Contingencies

CED is required to obtain a "Financial  Guarantee Bond for Closure Costs" (Water
Bond), which would be used in the event of noncompliance of the remediation obligation for waste discharge. As of June 30, 2005 and December 31, 2004, the fair value of the Water Bond that is reported as a noncurrent restricted investment is $142.

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

Court of Appeals Decision on Line Loss Factor

Edison filed a petition for a writ of review of a January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated the Public Utility Regulatory Policies Act of 1978. Subsequently, the California Court of Appeals issued a decision on August 20, 2002 in response to the writ affirming the January 2001 CPUC decision, except for the 0.95 "floor," which it rejected as an abuse of discretion by the CPUC. While this matter was appealed to the California Supreme Court, the petition for review was denied. CED is currently evaluating potential actions to redress this issue. CED's Agreement set the loss factor at 1.0 for energy sold between May 2002 through May 2007. After April 2007, CED will have a line loss factor of less than 1.0, effectively decreasing revenues if Edison's challenge to the CPUC ruling stands. CED cannot predict whether any subsequent action regarding this matter will be successful.

(7)      Subsequent Events

On August 5, 2005, Funding Corp. issued $375 million of senior secured bonds due June 15, 2019 and $90 million of subordinated secured notes due June 15, 2014 (collectively, the "Securities"). The proceeds of the Securities were put into an escrow account for the benefit of the holders of the Notes, and on approximately September 6, 2005, the proceeds of the escrow account will be released to the holders of the Notes to repay the Notes in full. Effective August 5, 2005, under the terms of the Indenture under which the Notes are outstanding, the covenants of Funding Corp. and CED, Coso Finance Partners and Coso Power Developers, collectively the "Coso Partnerships" will be defeased, and the related security agreements and pledge agreements of Funding Corp. and the Partnerships pertaining to the Notes will be deemed to be satisfied in full and will no longer be enforceable against Funding Corp. or the Coso Partnerships.

                                                  COSO POWER DEVELOPERS
                                                      AND SUBSIDIARY
                                           UNAUDITED CONSOLIDATED BALANCE SHEETS
                                                  (Dollars in thousands)


                                                                                            June 30,            December 31,
                                                                                              2005                 2004
                            Assets:
Current Assets:
   Cash.........................................................................           $     525             $     507
   Restricted cash and cash equivalents.........................................              10,093                 8,474
   Accounts receivable, (net of allowances of $82)..............................               9,374                 7,693
   Prepaid expenses and other assets............................................                  90                   634
   Amounts due from related parties.............................................               6,522                 6,421
                                                                                              ------                ------
                                        Total current assets                                  26,604                23,729


   Restricted investments.......................................................                 135                   135
   Advances to New CLPSI Company, LLC...........................................               1,911                 1,923
    Property, plant and equipment, (net of accumulated depreciation
      of $114,509 and $111,198, respectively)...................................             110,385               113,696
   Power purchase contract, (net of accumulated amortization
      of $17,698 and $16,301, respectively).....................................              13,040                14,437
   Deferred financing costs, (net of accumulated amortization
      of $3,199 and $3,090, respectively).......................................                 976                 1,085
                                                                                             -------               -------
                                        Total assets                                       $ 153,051             $ 155,005
                                                                                             =======               =======


                            Liabilities and Partners' Capital:

Current Liabilities:
   Accounts payable and accrued liabilities.....................................           $   1,844             $   2,372
   Amounts due to related parties...............................................               1,432                 1,313
   Current portion of project loan..............................................              11,713                11,697
                                                                                              ------                ------
                                        Total current liabilities                             14,989                15,382


   Other liabilities............................................................                 877                   835
   Project loan.................................................................              44,135                48,830
                                                                                              ------                ------
                                        Total liabilities                                     60,001                65,047


Minority interest...............................................................               2,374                 2,431
Partners' capital...............................................................              90,676                87,527
                                                                                             -------               -------

                                        Total liabilities & partners' capital              $ 153,051             $ 155,005
                                                                                             =======               =======




                     See accompanying notes to the unaudited consolidated financial statements

                                              COSO POWER DEVELOPERS
                                                  AND SUBSIDARY
                                       UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Dollars in thousands)



                                                           Three-Months        Three-Months        Six-Months        Six-Months
                                                               Ended               Ended             Ended             Ended
                                                              June 30,            June 30,          June 30,          June 30,
                                                                2005                2004              2005              2004
Revenue:
   Energy revenues....................................      $    7,236          $    7,939        $   15,386        $   16,361
   Capacity revenues..................................           3,506               3,504             4,738             4,738
                                                                ------              ------            ------            ------
          Total revenue...............................          10,742              11,443            20,124            21,099

Operating expenses:
   Plant operating expenses...........................           2,680               2,445             4,914             5,248
   Royalty expense....................................           1,670               1,962             3,160             3,606
   Depreciation and amortization......................           2,564               2,556             5,127             5,118
                                                                 -----               -----            ------            ------
          Total operating expenses....................           6,914               6,963            13,201            13,972

          Operating income............................           3,828               4,480             6,923             7,127

Other (income)/expenses:
   Interest and other income..........................            (267)               (140)             (429)             (268)
   Interest expense...................................           1,349               1,595             2,703             3,189
   Noncash interest expense...........................              55                  55               109               109
                                                                 -----               -----             -----             -----
          Total other expenses........................           1,137               1,510             2,383             3,030
                                                                 -----               -----             -----             -----

           Net income.................................      $    2,691          $    2,970        $    4,540        $    4,097
                                                                 =====               =====             =====             =====





                            See accompanying notes to the unaudited consolidated financial statements

                                          COSO POWER DEVELOPERS
                                             AND SUBSIDIARY
                                  UNAUDITED CONSOLIDATED AND CONDENSED
                                        STATEMENTS OF CASH FLOWS
                                         (Dollars in thousands)


                                                                      Six-Months            Six-Months
                                                                        Ended                 Ended
                                                                       June 30,              June 30,
                                                                         2005                  2004

Net cash provided by (used in) operating activities........           $    8,183            $    8,449
Net cash provided by (used in) investing activities........               (2,038)               (1,727)
Net cash provided by (used in) financing activities........               (6,127)               (6,607)
                                                                           -----                 -----

Net change in cash.........................................           $       18            $      115
                                                                           =====                 =====

Supplemental cash flows disclosure:
         Cash paid for interest............................           $    2,739            $    3,224
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

The data for the balance sheets presented herein for June 30, 2005 and December 31, 2004 were derived from CPD's financial statements for the interim period and fiscal year then ended and includes the effect of consolidating Coso
Transmission Line Partners ("CTLP") as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), (FIN 46R) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

(5)      Asset Retirement Obligation

In June 2001, FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for consolidated financial statements issued for fiscal years beginning after June 15, 2002. On January 1, 2003, CPD adopted SFAS No. 143 and estimated the restoration costs CPD expects to incur when the land lease with the Navy expires. Under the land lease CPD is required to remove all property, plant, and equipment to restore the land to its original state. As of June 30, 2005 and December 31, 2004, the accumulated liability associated with the restorations costs were $876 and $835, respectively, and are included in other liabilities.

(6)      Commitments and Contingencies

CPD is required to obtain a "Financial  Guarantee Bond for Closure Costs" (Water
Bond), which would be used in the event of noncompliance of the remediation obligation for waste discharge. As of June 30, 2005 and December 31, 2004, the fair value of the Water Bond that is reported as a noncurrent restricted investment is $135.

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

Court of Appeals Decision on Line Loss Factor

Edison filed a petition for a writ of review of a January 2001 CPUC decision, claiming that the "floor" line loss factor of 0.95 for renewable generators violated the Public Utility Regulator Policies Act of 1978. Subsequently, the California Court of Appeals issued a decision on August 20, 2002 in response to the writ affirming the January 2001 CPUC decision, except for the 0.95 "floor," which it rejected as an abuse of discretion by the CPUC. While this matter was appealed to the California Supreme Court, the petition for review was denied. CPD is currently evaluating potential actions to redress this issue. CPD's Agreement set the loss factor at 1.0 for energy sold between May 2002 through May 2007. After April 2007, CPD will have a line loss factor of less than 1.0, effectively decreasing revenues if Edison's challenge to the CPUC ruling stands. CPD cannot predict whether any subsequent action regarding this matter will be successful.

(7)      Subsequent Events

On August 5, 2005, Funding Corp. issued $375 million of senior secured bonds due June 15, 2019 and $90 million of subordinated secured notes due June 15, 2014 (collectively, the "Securities"). The proceeds of the Securities were put into an escrow account for the benefit of the holders of the Notes, and on approximately September 6, 2005, the proceeds of the escrow account will be released to the holders of the Notes to repay the Notes in full. Effective August 5, 2005, under the terms of the Indenture under which the Notes are outstanding, the covenants of Funding Corp. and CPD, Coso Finance Partners and Coso Energy Developers, collectively the "Coso Partnerships", will be defeased, and the related security agreements and pledge agreements of Funding Corp. and the Partnerships pertaining to the Notes will be deemed to be satisfied in full and will no longer be enforceable against Funding Corp. or the Coso Partnerships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. (Funding Corp.), Coso Finance Partners and Subsidiary (the Navy I Partnership), Coso Energy Developers (the BLM Partnership), and Coso Power Developers and Subsidiary (the Navy II Partnership), collectively, (the Coso Partnerships) and their respective management. Such statements may be identified by terms such as expected, anticipated, may, will, believe or other terms or variations of such words. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause future operating results to differ materially from those anticipated include, but are not limited to: (i) risks relating to the uncertainties in the California energy market, (ii) the financial viability of Southern California Edison (Edison), (iii) risks related to the operation of geothermal power plants, (iv) the impact of avoided cost pricing along with other pricing variables, (v) general operating risks, including resource availability and regulatory oversight, (vi) changes in government regulation and
(vii) the effects of competition.


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

     Under the terminated contract with the U. S. Navy, the Navy I Partnership was obligated to pay royalties for Units 2 and 3 at 20% of gross revenue through 2009 and the Navy II Partnership was obligated to pay royalties at 18% of gross revenue through 2004, and then increase to 20% through 2009. Additionally, the Navy I Partnership was obligated to pay a royalty for Unit I consisting of the payment of the U.S. Navy's electric bill for the China Lake Weapons Facility, subject to an indexed reimbursement from the U.S. Navy. The reimbursement was based on a pricing formula for tariff rates charged by Edison. Additionally, under the terms of the terminated agreement, the Navy was compensated annually for any savings in electrical usage at the U.S. Navy's Facility below a baseline amount ("Conserved Power"). Upon termination of the Navy Contract, the Navy was paid $1.2 million for Conserved Power from January 1, 2004 through October 31, 2004. The terminated contract also obligated the Navy I Partnership to fund an escrow account so that the Navy I Partnership would pay the U.S. Navy $25 million on December 31, 2009. Accordingly, $111,000 was deposited monthly through October 31, 2004. That provision was also terminated and a new escrow arrangement was entered into and the amount the Navy I Partnership owes the U.S. Navy is now $18 million. That payment is secured by the existing funds on deposit so that funds plus accrued interest are expected to aggregate $18.0 million by December 31, 2009. Finally, in the terminated contracts the U.S. Navy had the right to terminate the contracts at any time for their convenience. Under the New Contract that right was eliminated.

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

     On August 5, 2005, Funding Corp. issued $375 million of senior secured bonds due June 15, 2019 and $90 million of subordinated secured notes due June 15, 2014 (collectively, the "Securities"). The proceeds of the Securities were put into an escrow account for the benefit of the holders of the Notes, and on approximately September 6, 2005, the proceeds of the escrow account will be released to the holders of the Notes to repay the Notes in full. Effective August 5, 2005, under the terms of the Indenture under which the Notes are outstanding, the covenants of Funding Corp. and the Coso Partnerships will be defeased, and the related security agreements and pledge agreements of Funding Corp. and the Coso Partnerships pertaining to the Notes will be deemed to be satisfied in full and will no longer be enforceable against Funding Corp. or the Coso Partnerships.


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

     The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso Partnership on a stand-alone basis:

                                                           Three-Months Ended            Six-Months Ended
                                                                 June 30                      June 30
                                                         2005               2004               2005              2004
                                                         ----               ----               ----              ----
   Navy I Partnership (stand alone)
     Operating capacity factor                           96.4%              94.0%              98.9%             98.6%
     Capacity (MW) (average)                             77.12              75.24              79.08             78.86
     kWh produced (000s)                               168,440            164,321            343,530           344,471


   BLM Partnership (stand alone)
     Operating capacity factor                           82.1%              85.7%              84.5%             87.0%
     Capacity (MW) (average)                             65.65              68.57              67.59             69.63
     kWh produced (000s)                               143,386            149,749            293,610           304,159

                                                              25

   Navy II Partnership (stand alone)
     Operating capacity factor                           97.7%             102.8%             102.4%            105.6%
     Capacity (MW) (average)                             78.16              82.21              81.90             84.51
     kWh produced (000s)                               170,700            179,549            355,780           369,129

     Total energy production for the Navy I Partnership and the BLM Partnership remained consistent for the three-months ended June 30, 2005 as compared to the same period in 2004. Total energy production for the Navy II Partnership decreased for the three-months ended June 30, 2005, as compared to the same period in 2004, primarily due to lower steam production resulting from high gas content and bridging in two production wells. Modifications are currently being made to both wells and it is anticipated they will return to service before the end of the third quarter. Total energy production for the Coso Partnerships remained consistent for the six-months ended June 30, 2005 as compared to the same period in 2004. The overall effort continues to maximize production through well maintenance and capital improvements, including improvements to existing production wells and additional steam-field piping modifications. The Coso Partnerships continue to work on enhancing the steam utilization and efficiency of the projects through a turbine enhancement program and additional steam-field piping modifications. With respect to the reservoir, an injection augmentation program, aimed at improving reservoir pressure and minimizing resource decline, is currently in the engineering design and permitting phase. The funds necessary to implement the capital improvement program are expected to be available from reserves established under the Notes and from excess cash flow generated after debt service.


Results of Operations for the Three and Six-months ended June 30, 2005 and 2004

     The following discusses the results of operations of the Coso Partnerships for the three and six-months ended June 30, 2005 and 2004 (dollar amounts in tables are in thousands, except per kWh data):

Revenue

                                      Three-Months           Three-Months             Six-Months             Six-Months
                                          Ended                  Ended                  Ended                  Ended
                                      June 30, 2005          June 30, 2004          June 30, 2005          June 30, 2004
                                      $    Cents/kWh         $    Cents/kWh         $    Cents/kWh         $    Cents/kWh
                                      -    ---------         -    ---------         -    ---------         -    ---------
Total Operating Revenues
including steam transfers
  Navy I Partnership                14,956     8.9         14,583     8.9         27,961     8.1         27,694     8.0
  BLM Partnership                   10,808     7.5         11,034     7.4         19,549     6.7         20,133     6.6
  Navy II Partnership               10,742     6.3         11,443     6.4         20,124     5.7         21,099     5.7

     The Coso Partnerships sell all electricity generated to Edison under their respective power purchase agreement. Total operating revenues consist of capacity payments, capacity bonus payments, and energy payments, including steam transfers discussed above. Total operating revenues for the Navy II Partnership decreased for the three-month period ended June 30, 2005 as compared to the same period in 2004, due to the lower steam production discussed above.

Plant Operating Expense

                                      Three-Months           Three-Months             Six-Months             Six-Months
                                          Ended                  Ended                  Ended                  Ended
                                      June 30, 2005          June 30, 2004          June 30, 2005          June 30, 2004
                                      $    Cents/kWh         $    Cents/kWh         $    Cents/kWh         $    Cents/kWh
                                      -    ---------         -    ---------         -    ---------         -    ---------

  Navy I Partnership                2,473      1.5         2,886      1.8         4,575      1.3         5,621      1.6
  BLM Partnership                   4,295      3.0         4,785      3.2         7,658      2.6         8,222      2.7
  Navy II Partnership               2,680      1.6         2,445      1.4         4,914      1.4         5,248      1.4

     Plant operating expense consists of labor and related expenses, supplies and maintenance, property taxes, insurance, workovers and administrative expense. Plant operating expense for the Navy I and BLM Partnerships decreased for the three and six-months ended June 30, 2005, as compared to the same period in 2004, primarily due to decreased well workover costs which are scheduled to occur later this year. Plant operating expense for the Navy II Partnership increased for the three-month period ended June 30, 2005, as compared to the

                                       26

same period in 2004, primarily due to the acceleration of well workover costs in the current period. Plant operating expense for the Navy II Partnership decreased for the six-month period ended June 30, 2005 as compared to the same period in 2004 primarily due to lower well workover costs in the first quarter that started to occur in the second quarter.


Royalty Expense

                                      Three-Months           Three-Months             Six-Months             Six-Months
                                          Ended                  Ended                  Ended                  Ended
                                      June 30, 2005          June 30, 2004          June 30, 2005          June 30, 2004
                                      $    Cents/kWh         $    Cents/kWh         $    Cents/kWh         $    Cents/kWh
                                      -    ---------         -    ---------         -    ---------         -    ---------
  Navy I Partnership                2,345      1.4         2,801      1.7         4,279      1.2         5,027      1.5
  BLM Partnership                     662      0.5           686      0.5           844      0.3           653      0.2
  Navy II Partnership               1,670      1.0         1,962      1.1         3,160      0.9         3,606      1.0

     Royalty expense for the Navy I and Navy II Partnerships decreased for the three and six-months ended June 30, 2005, as compared to the same period in 2004, primarily due to the change in royalty structure under the terms of the New Contract with the U.S. Navy discussed above. Royalty expense for the BLM Partnership increased for the six-months ended June 30, 2005, as compared to the same period in 2004, due to a large favorable adjustment in 2004 resulting from the annual reconciliation performed in the first quarter under the netback royalty calculation.


Depreciation and Amortization

     Depreciation and amortization expense for the Navy I Partnership increased by $285 and $509 for the three and six-months ended June 30, 2005 respectively, as compared to the same periods in 2004, due to an increase in capitalized assets associated with a new well placed in service in December of 2004. The effect of the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003) (FIN 46R) resulted in an increase to depreciation and amortization expense for the Navy I Partnership for the three and six-months ended June 30, 2005 and June 30, 2004, of $60 and $122, respectively, for both periods. Depreciation and amortization expense for the BLM Partnership decreased by $249 and $474 for the three and six-months ended June 30, 2005 respectively, as compared to the same periods in 2004, due to the older wells and plant overhauls being fully depreciated during 2004. Depreciation and amortization expense for the Navy II Partnership remained relatively constant for the three and six-months ended June 30, 2005 respectively, as compared to the same periods in 2004. The effect of FIN 46R resulted in an increase to depreciation and amortization expense for the Navy II Partnership for the three and six-months ended June 30, 2005 and June 30, 2004, of $60 and $121, respectively, for both periods.


Interest and Other Income

     Interest and other income for the Navy I, BLM and Navy II Partnerships increased by $179, $188 and $127, respectively for the three-months ended June 30, 2005 and $247, $156 and $161, respectively for the six-months ended June 30, 2005, as compared to the same periods in 2004, due to higher market rates for fixed income investments during those periods in 2005. The effect of FASB FIN 46R resulted in an increase to interest and other income for the Navy I Partnership for the three and six-months ended June 30, 2005 and June 30, 2004, of $40 and $81, respectively for both periods. The effect of FIN 46R on interest and other income for the Navy II Partnership for the three and six-months ended June 30, 2005 and June 30, 2004, was an increase of $28 and $56, respectively, for both periods.

                                       27
Interest Expense

     Interest expense for the Navy I, BLM and Navy II Partnerships decreased by $251, $226 and $246, respectively, for the three-months ended June 30, 2005 and decreased by $492, $448 and $486, respectively for the six-months ended June 30, 2005, as compared to the same periods in 2004, due to the reduction in the principal amount of the project loan from Funding Corp.


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

     The Coso Partnerships' cash flow obligations over the next several years consist of debt service payments to Funding Corp. as they come due under the Securities as discussed below. The Coso Partnerships expect to be able to meet these obligations from operating cash flow. Historically, any excess cash after debt service has either been reserved for capital improvements or distributed to the partners.

     The Coso Partnerships' ability to meet their obligations as they come due will depend upon the ability of Edison to meet its obligations under the terms of the standard offer No. 4 power purchase agreements and the Coso Partnerships' ability to continue to generate electricity. Edison's failure to pay its future obligations may have a material adverse effect on the Coso Partnerships' ability to make debt service payments to Funding Corp. as they come due under the Securities.

     On August 5, 2005, Funding Corp. issued $375 million of senior secured bonds due June 15, 2019 and $90 million of subordinated secured notes due June 15, 2014 (collectively, the "Securities"). The proceeds of the Securities were put into an escrow account for the benefit of the holders of the Notes, and on approximately September 6, 2005, the proceeds of the escrow account will be released to the holders of the Notes to repay the Notes in full. Effective August 5, 2005, under the terms of the Indenture under which the Notes are outstanding, the covenants of Funding Corp. and the Coso Partnerships will be defeased, and the related security agreements and pledge agreements of Funding Corp. and the Coso Partnerships pertaining to the Notes will be deemed to be satisfied in full and will no longer be enforceable against Funding Corp. or the Coso Partnerships.

     Net cash from operating activities for the Navy I Partnership increased by $2,673 for the six-months ended June 30, 2005, as compared to the same period in 2004, primarily due to increased net income partially offset by increased trade payables. Net cash used in investing activities for the Navy I Partnership increased by $373 for the six-months ended June 30, 2005, as compared to the same period in 2004, primarily due to increased capital expenditures partially offset by a decrease in restricted cash requirements associated with the Notes. Net cash used in financing activities for the Navy I Partnership increased by $2,973 for the six-months ended June 30, 2005, as compared to the same period in 2004, due to an increase in debt payments and partner distributions.

     Net cash from operating activities for the BLM Partnership increased by $665 for the six-months ended June 30, 2005, as compared to the same period in 2004, primarily due to increased net income. Net cash used in investing activities for the BLM Partnership increased by $261 for the six-months ended June 30, 2005, as compared to the same period in 2004, primarily due to increased capital expenditures partially offset by a decrease in restricted cash requirements associated with the Notes.

     Net cash from operating activities for the Navy II Partnership remained consistent for the six-months ended June 30, 2005, as compared to the same period in 2004. Net cash used in investing activities for the Navy II Partnership increased by $311 for the six-months ended June 30, 2005, as compared to the same period in 2004, primarily due to an increase in capital expenditures. Net cash used in financing activities for the Navy II Partnership decreased by $480 for the six-months ended June 30, 2005, as compared to the same period in 2004, primarily due to decreased partners distributions partially offset by increased debt payments.

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

Item 4.  Controls and Procedures

     The Registrant's Chief Executive Officer and Chief Financial Officer (the Registrant's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2005, that the design and operation of the Registrant's "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by the Registrant under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Registrant's management, including the Registrant's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended June 30, 2005, there were no changes in the Registrant's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrant's internal controls over financial reporting.

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

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits

            31.1   Section 15d-14(a) Certification of Chief Executive Officer
            31.2   Section 15.d-14(a)Certification of Chief Financial Officer
            32.1   Section 1350 Certification of Chief Executive Officer
            32.2   Section 1350 Certification of Chief Financial Officer
            99.1 Supplemental Consolidated and Combined Financial Information for the Coso Partnerships and Subsidiaries

                                  Exhibit 31.1

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


Date:  August 12, 2005                     Caithness Coso Funding Corp.
                                           a Delaware Corporation

                                           By: /S/ JAMES D. BISHOP, SR.
                                               ------------------------
                                                   James D. Bishop, Sr.
                                                   Director, Chairman &
                                                   Chief Executive Officer

                                  Exhibit 31.2

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


Date: August 12, 2005                  Caithness Coso Funding Corp.
                                       a Delaware Corporation

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

                                  Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the Registrant) on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, James D. Bishop, Sr., Chief Executive Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Date:  August 12, 2005                   Caithness Coso Funding Corp.
                                         a Delaware Corporation

                                         By: /S/ JAMES D. BISHOP, SR.
                                             ------------------------
                                                 James D. Bishop, Sr.
                                                 Director, Chairman &
                                                 Chief Executive Officer

                                  Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Caithness Coso Funding Corp., Coso Finance Partners and Subsidiary, Coso Energy Developers, and Coso Power Developers and Subsidiary (collectively, the Registrant) on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Christopher T. McCallion, Chief Financial Officer of the Registrant, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Date:  August 12, 2005                  Caithness Coso Funding Corp.
                                        a Delaware Corporation

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

                                  Exhibit 99.1

          Supplemental Consolidated and Combined Financial Information for the Coso Partnerships and Subsidiaries


     The following information presents unaudited consolidated and combined financial statements of the Coso Partnerships and Subsidiaries. These financial statements represent a consolidation and combination of the financial statements of Caithness Coso Funding Corp., Coso Finance Partners, Coso Energy Developers, Coso Power Developers, New CLPSI Company, LLC and Coso Transmission Line Partners for the periods indicated. This supplemental financial information is not required by accounting principles generally accepted in the United States of America and has been provided to facilitate a more comprehensive understanding of the financial position, operating results and cash flows of the Coso Partnerships and Subsidiaries as a whole, which jointly and severally guarantee the repayment of the Notes. The unaudited consolidated and combined financial statements should be read in conjunction with each individual Coso Partnership's and Subsidiaries financial statements and their accompanying notes.

     The financial information herein presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                                                    COSO PARTNERSHIPS
                                   UNAUDITED CONSOLIDATED AND COMBINED BALANCE SHEETS
                                                 (Dollars in thousands)


                                                                                          June 30,            December 31,
                                                                                            2005                 2004
                          Assets:
Current Assets:
   Cash.........................................................................         $   1,187             $   1,794
   Restricted cash and cash equivalents.........................................            33,544                32,622
   Accounts receivable, (net of allowances of $298).............................            27,139                21,831
   Prepaid expenses and other assets............................................               270                 2,266
   Inventory....................................................................             5,402                 5,357
   Amounts due from related parties.............................................             6,954                 6,787
                                                                                            ------                ------
                                       Total current assets                                 74,496                70,657


   Restricted cash and investments..............................................            15,507                15,250
   Property, plant and equipment, (net of accumulated depreciation
      of $370,455 and $357,806, respectively)...................................           362,851               371,223
   Power purchase contract, (net of accumulated amortization
      of $31,724 and $29,217, respectively).....................................            34,801                37,308
   Deferred financing costs, (net of accumulated amortization
      of $7,786 and $7,392, respectively).......................................             3,544                 3,938
                                                                                           -------               -------

                                       Total assets                                      $ 491,199             $ 498,376
                                                                                           =======               =======


                            Liabilities and Partners' Capital:

Current Liabilities:
   Accounts payable and accrued liabilities.....................................         $   6,390             $   8,684
    Amounts due to related parties..............................................             1,443                 1,865
   Current portion of project loans.............................................            36,602                35,480
                                                                                            ------                ------
                                       Total current liabilities                            44,435                46,029


   Other liabilities............................................................            18,141                17,746
   Deferred revenue.............................................................             1,012                    --
   Amounts due to related parties...............................................            26,685                26,449
   Project loans................................................................           171,483               186,797
                                                                                           -------               -------
                                       Total liabilities                                   261,756               277,021


Partners' capital...............................................................           229,443               221,355
                                                                                           -------               -------


                                       Total liabilities & partners' capital             $ 491,199             $ 498,376
                                                                                           =======               =======





                See accompanying notes to the unaudited consolidated and combined financial statements.

                                                         36

                                                        COSO PARTNERSHIPS
                                               UNAUDITED CONSOLIDATED AND COMBINED
                                                    STATEMENTS OF OPERATIONS
                                                     (Dollars in thousands)


                                                               Three-Months       Three-Months       Six-Months       Six-Months
                                                                   Ended              Ended            Ended            Ended
                                                                  June 30,           June 30,         June 30,         June 30,
                                                                    2005               2004             2005             2004
Revenue:
   Energy revenues......................................        $   25,985         $   26,535        $   53,400       $   54,685
   Capacity revenues....................................            10,521             10,525            14,234           14,241
                                                                    ------             ------            ------           ------
          Total revenue.................................            36,506             37,060            67,634           68,926

Operating expenses:
   Plant operating expenses.............................             9,380             10,032            17,010           18,943
   Royalty expense......................................             4,677              5,449             8,283            9,286
   Depreciation and amortization........................             7,808              7,764            15,575           15,531
                                                                    ------             ------            ------           ------
          Total operating expenses......................            21,865             23,245            40,868           43,760

          Operating income .............................            14,641             13,815            26,766           25,166

Other (income)/expenses:
   Interest and other income............................              (916)              (406)           (1,447)            (872)
   Interest expense.....................................             4,963              5,686             9,936           11,362
   Noncash interest expense.............................               197                197               394              394
                                                                     -----              -----             -----           ------
          Total other expenses..........................             4,244              5,477             8,883           10,884
                                                                     -----              -----             -----           ------

          Net income....................................        $   10,397         $    8,338        $   17,883       $   14,282
                                                                    ======              =====            ======           ======





                    See accompanying notes to the unaudited consolidated and combined financial statements.

                                                           37

                                COSO PARTNERSHIPS
                  UNAUDITED CONSOLIDATED COMBINED AND CONDENSED
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                      Six-Months            Six-Months
                                                                        Ended                 Ended
                                                                       June 30,              June 30,
                                                                         2005                  2004


    Net cash provided by (used in) operating activities......         $  29,256              $  26,184
    Net cash provided by (used in) investing activities......            (5,819)                (4,874)
    Net cash provided by (used in) financing activities......           (24,044)               (21,634)
                                                                         ------                 ------

    Net change in cash.......................................         $    (607)             $    (324)
                                                                         ======                 ======

    Supplemental cash flow disclosure:
             Cash paid for interest..........................         $  10,058              $  11,476
                                                                         ======                 ======





    See accompanying notes to the unaudited consolidated, combined and condensed financial statements.

                                                  38

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

The data for the consolidated and combined balance sheets presented herein for June 30, 2005 and December 31, 2004 were derived from the Coso Partnership's financial statements for the interim period and fiscal year then ended and includes the effect of consolidating New CLPSI Company, LLC ("CLPSI") and Coso Transmission Line Partners ("CTLP") as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), (FIN 46R) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(2)      Accounts Receivable and Revenue Recognition

Accounts receivable primarily consist of receivables from Edison for electricity delivered and sold under a power purchase contract. Operating revenues are recognized as income during the period in which electricity is delivered to Edison.

(3)      Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

(4)      Asset Retirement Obligations

In June 2001, FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for consolidated financial statements issued for fiscal years beginning after June 15, 2002. On January 1,

                                       39

2003, the Coso Partnerships adopted SFAS No. 143 and estimated the restoration costs the Coso Partnerships expect to incur when the land lease expires. Under the land lease, the Coso Partnerships are required to remove all property, plant, and equipment to restore the land to its original state. As of June 30, 2005 and December 31, 2004, the accumulated liability associated with the restoration costs were $3,158 and $3,008, respectively, and are included in other liabilities.

(5)      Commitments and Contingencies

The Coso Partnerships are required to obtain a "Financial Guarantee Bond for Closure Costs" (Water Bonds), which would be used in the event of noncompliance of the remediation obligation for waste discharge. As of June 30, 2005 and December 31, 2004, the fair value of the Water Bonds that are reported as a noncurrent restricted investments are $433.

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

(6)      Subsequent Events

On August 5, 2005, Funding Corp. issued $375 million of senior secured bonds due June 15, 2019 and $90 million of subordinated secured notes due June 15, 2014 (collectively, the "Securities"). The proceeds of the Securities were put into an escrow account for the benefit of the holders of the Notes, and on approximately September 6, 2005, the proceeds of the escrow account will be released to the holders of the Notes to repay the Notes in full. Effective August 5, 2005, under the terms of the Indenture under which the Notes are outstanding, the covenants of Funding Corp. and the Coso Partnerships will be defeased, and the related security agreements and pledge agreements of Funding Corp. and the Coso Partnerships pertaining to the Notes will be deemed to be satisfied in full and will no longer be enforceable against Funding Corp. or the Coso Partnerships.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CAITHNESS COSO FUNDING CORP.,
                                      a Delaware corporation

Date:  August 12, 2005                 By:  /S/ CHRISTOPHER T. MCCALLION
                                            ----------------------------
                                                Christopher T. McCallion
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)


                                      COSO FINANCE PARTNERS AND SUBSIDIARY
                                      a California general partnership

                                       By: New CLOC Company, LLC,
                                            its Managing General Partner

Date:  August 12, 2005                 By: /S/ CHRISTOPHER T. MCCALLION
                                           ----------------------------
                                               Christopher T. McCallion
                                               Executive Vice President &
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)


                                      COSO ENERGY DEVELOPERS
                                      a California general partnership

                                       By: New CHIP Company, LLC,
                                            its Managing General Partner

Date:  August 12, 2005                 By: /S/ CHRISTOPHER T. MCCALLION
                                           ----------------------------
                                               Christopher T. McCallion
                                               Executive Vice President &
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)


                                      COSO POWER DEVELOPERS AND SUBSIDIARY
                                      a California general partnership

                                      By: New CTC Company, LLC,
                                           its Managing General Partner

Date:  August 12, 2005                By: /S/ CHRISTOPHER T. MCCALLION
                                          ----------------------------
                                              Christopher T. McCallion
                                              Executive Vice President &
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)